Form 10QSB
period 2007-03-31
Iowa Renewable Energy, LLC
filed 2007-05-15
CIK 1386110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from ___to ___
Commission file number 000-52428
IOWA RENEWABLE ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-3386000 (I.R.S. Employer Identification No.)
1060 W. Monroe Street
P.O. Box 2
Washington, Iowa 52353
(Address of principal executive offices)
(319) 653-2890
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes       ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
     As of May 15, 2007, there were 26,331 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes       ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Iowa Renewable Energy, LLC
(A Development Stage Company)
Unaudited Balance Sheet

	March 31,	September 30,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$524,051	$473,505
Cash, restricted by loan agreement	5,000,000	—

	5,524,051	473,505

Property and Equipment:
Land	420,000	420,000
Construction in progress	35,160,509	15,065,424
Office equipment	2,325	2,325
Equipment	4,566	4,566

	35,587,400	15,492,315
Accumulated depreciation	(2,221)	(1,460)

	35,585,179	15,490,855

Other Assets:
Cash, restricted for construction of property and equipment	—	10,263,792
Financing costs, net	593,376	83,245

	593,376	10,347,037

	$41,702,606	$26,311,397

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$60,000	$40,000
Accounts payable and accrued expenses	57,090	10,345
Construction payable, including retainage of March 2007 $1,726,003; September 2006 $737,500	6,836,710	4,119,524

Total current liabilities	6,953,800	4,169,869

Long-Term Debt	12,478,731	360,000

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding March 2007 26,331; September 2006 25,231	23,165,422	22,615,422
(Deficit) accumulated during the development stage	(895,347)	(833,894)

	22,270,075	21,781,528

	$41,702,606	$26,311,397

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Unaudited Statements of Operations

					April 14, 2005
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

Revenues	$—	$—	$—	$—	$—

Expenses:
Consulting fees	—	8,682	—	343,749	457,344
Project coordinator	12,780	13,000	26,074	18,000	70,370
General and administrative	137,365	18,287	173,449	19,634	224,981
Equity based compensation	—	150,000	—	150,000	600,000
Depreciation	380	633	761	698	2,221

	150,525	190,602	200,284	532,081	1,354,916

(Loss) before other income	(150,525)	(190,602)	(200,284)	(532,081)	(1,354,916)

Other income, interest	63,843	4,164	138,831	6,689	459,569

Net (loss)	$(86,682)	$(186,438)	$(61,453)	$(525,392)	$(895,347)

Weighted average units outstanding	26,331	5,860	26,150	4,224	17,155

Net (loss) per unit — basic and diluted	$(3.29)	$(31.82)	$(2.35)	$(124.38)	$(52.19)

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Unaudited Statements of Members’ Equity (Deficit)
For Period from April 14, 2005 (Date of Inception) to
     March 31, 2007

Balance, April 14, 2005 (date of inception)	$—
Issuance of 220 membership units at $500 per unit in September 2005	110,000
Net (loss)	(112,961)

Balance (deficit), September 30, 2005	(2,961)
Issuance of 260 membership units at $500 per unit in October 2005	130,000
Issuance of 500 membership units for consulting services in October 2005	250,000
Issuance of 4,880 membership units at $500 per unit in November 2005	2,440,000
Issuance of 19,371 membership units at $1,000 per unit in May 2006	19,371,000
Offering costs	(285,578)
Amortization of equity based compensation	600,000
Net (loss)	(720,933)

Balance, September 30, 2006	21,781,528
Net (loss)	(61,453)
Issuance of 1,100 membership units at $500 per unit October 2006	550,000

Balance, March 31, 2007	$22,270,075

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Unaudited Statements of Cash Flows

			April 14, 2005
	Six Months	Six Months	(Date of
	Ended	Ended	Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007

Cash Flows from Operating Activities:
Net (loss)	$(61,453)	$(525,392)	$(895,347)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	761	698	2,221
Units issued for consulting services	—	250,000	250,000
Equity based compensation	—	150,000	600,000
Change in working capital components, increase (decrease) in accounts payable and accrued expenses	5,940	(1,358)	16,285

Net cash (used in) operating activities	(54,752)	(126,052)	(26,841)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(17,294,710)	(2,145,924)	(28,667,501)
(Increase) decrease in cash restricted	5,263,792	—	(5,000,000)

Net cash (used in) investing activities	(12,030,918)	(2,145,924)	(33,667,501)

Cash Flows from Financing Activities:
Issuance of membership units	550,000	2,570,000	22,601,000
Payments for offering costs	—	(131,665)	(285,578)
Payments for financing costs	(552,515)	—	(635,760)
Proceeds from short-term borrowings	—	—	1,052,146
Payment on short-term borrowings	—	—	(1,052,146)
Payment on long-term borrowings	(25,000)	—	(25,000)
Proceeds from long-term borrowings	12,163,731	—	12,563,731

Net cash provided by financing activities	12,136,216	2,438,335	34,218,393

Net increase in cash and cash equivalents	50,546	166,359	524,051

Cash and cash equivalents:
Beginning	473,505	9,710	—

Ending	$524,051	$176,069	$524,051

Supplemental Disclosure of Noncash Operating and Financing Activities:
Construction in progress included in accounts payable	$6,836,710	$—	$6,836,710
Amortized financing costs included in construction in process	42,384	—	42,384
Accrued interest included in construction in process	40,805	—	40,805
See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies
Nature of business:
Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a 30 million gallon annual production biodiesel manufacturing plant. As of March 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational, construction, and start-up of the biodiesel plant.
Basis of presentation:
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-SB. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Significant accounting policies:
Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of credit risk: The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally insured limits.
Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
Restricted cash: The loan agreements require that $5,000,000 of cash raised in the equity drive be set aside in a working capital reserve and restricted for hedging purposes. As of March 31, 2007, this amount has been reflected as cash restricted by loan agreement.
Financing costs: Deferred financing costs associated with the construction and revolving loans and the $34,715,000 construction loan (Note 3) are recorded at cost and include expenditures directly related to securing debt financing. These costs will be amortized using the effective interest method over the 6-year term of the agreement.
Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the construction of the biodiesel plant. Depreciation of such amounts will commence when the plant begins operations. Depreciation is computed using the straight-line method over the following estimated useful lives:

Iowa Renewable Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Years
Office equipment	3 - 7
Equipment	3 - 7
Lab equipment	7 - 20
Buildings	20 - 40
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. As of March 31, 2007 the Company has capitalized $196,650 of interest and financing costs in construction in process, all of which were incurred in the six months ended March 31, 2007.
Income taxes: The Company is organized as a limited liability company which is accounted for like a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Earnings (loss) per unit: Loss per unit has been computed on the basis of the weighted average number of units outstanding during each period presented. Units issuable under the directors’ unit option plan have not been included in the computation because their inclusion would have been antidilutive.
Unit options: The Company adopted a Unit Option agreement in February 2006 under which options to acquire 1,200 membership units of the Company were granted to the directors at $500 per unit. The Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. $600,000 of equity based compensation was reflected in net income for the difference between the fair market value of the stock at the grant date and the underlying exercise price.
The Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, (FAS 123). SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. The Company used the minimum value method to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 4.5% and expected lives of eight months. 1,100 of the options were exercised in November 2006 with 100 expiring unexercised.
The following table illustrates the effect on net loss and loss per unit had the Company applied the fair value recognition method of SFAS 123 for the three and six month periods ended March 31, 2006 and period from April 14, 2005 (date of inception) to March 31, 2007. There was no effect in the three and six month periods ended March 31, 2007:

Iowa Renewable Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

			April 14, 2005
	Three Months	Six Months	(Date of
	Ended	Ended	Inception) to
	March 31,	March 31,	March 31,
	2006	2006	2007

Net Loss:
As Reported	$(186,438)	$(525,392)	$(895,347)
Deduct total stock-based compensation expense determined under the minimum value based method for all awards	(4,364)	(4,364)	(17,456)

Pro forma	$(190,802)	$(529,756)	$(912,803)

Loss per unit:
As reported	$(31.82)	$(124.38)	$(52.19)
Pro forma	(32.56)	(125.42)	(53.21)
In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement was effective for the Company on October 1, 2006. The Company adopted the provisions of FAS 123(R) using a modified prospective application. Under that approach, FAS 123(R) applies to new awards issued after September 30, 2006 after that date or existing awards that are subsequently modified.
Note 2. Members’ Equity
The Company was formed on April 14, 2005 to have a perpetual life. The Company has one class of membership unit with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members in proportion to units held.
The Company was initially capitalized by 12 members of the original board of directors, contributing an aggregate of $240,000 for 480 units. The Company was further capitalized by 78 members contributing an aggregate of $2,440,000 in exchange for 4,880 units. These units were issued pursuant to a private placement memorandum, limited to Iowa residents in which the Company offered a maximum of 6,000 units at a cost of $500 per unit for a maximum offering of $3,000,000, with all funds collected being considered at-risk capital. Each investor was required to purchase a minimum of 50 units for $25,000, with the option to purchase additional units in increments of one unit for $500 thereafter up to a maximum purchase by a single investor of 100 units for $50,000. Additionally, a total of 500 units were issued to the members of an entity related to the Company through common ownership in exchange for project development services provided pursuant to a consulting agreement. The private placement memorandum for the seed round offering was closed on November 30, 2005.
In April 2006, the Company issued an Iowa registered offering of membership units. The intrastate offering was set for a minimum of 17,595 membership units up to a maximum of 25,095 units for sale at $1,000 per unit, for a minimum offering amount of $17,595,000 and a maximum offering amount of $25,095,000. The minimum purchase requirements were 25 units for a minimum investment of $25,000. The Company began the intrastate offering on April 17, 2006 which was completed on May 1, 2006. A total of 19,371 membership units were issued to 508 members amounting to $19,371,000 of gross proceeds.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
In November 2006 the directors exercised 1,100 units at $500 per unit. 100 units were unexercised and expired. In accordance with the Loan agreement, referenced in Note 3 below, the options funds were used for Construction Contract obligations prior to the initial draw on the loan in December 2006.
Note 3. Long-Term Debt
Long-term debt consists of the following as of March 31, 2007:

Note payable to Marshall Bank Group for Construction loan (A)	$12,163,731
Note payable to the Iowa Department of Economic Development (B)	375,000

12,538,731
Less current maturities	60,000

$12,478,731

(A)	On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which will be used to complete the biodiesel project. The loan consists of two phases: a “construction phase” where the Company will make periodic requests for fund advances to meet construction obligations and at the completion of construction the loan will convert to a “senior debt instrument.” The note bears interest at prime plus .75% (9.00% as of March 31, 2007).

(B)	The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of March 31, 2007 of $275,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.
The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two year period starting with the date of noncompliance, including interest at 6%.
Note 4. Lease Commitments
The Company leases a copier under a long-term operating lease that will expire in December 2010. The lease calls for monthly payments of $187 plus applicable taxes. Beginning January, 2007 the Company began paying office lease expense at a rate of $450 per month. The office lease is month to month and will be terminated when the administrative office moves into the plant site in the second quarter of 2007.
Note 5. Commitments and Contingencies
The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to be approximately $57,716,000. The Company is funding the development of the biodiesel plant by using the total equity raised of $22,051,000, and additional equity raised through exercise of outstanding options of $550,000 and securing financing of approximately $34,715,000.
On August 13, 2005, the Company entered into a consulting agreement with an entity related through common ownership for assistance with project development services. The contract ran through the earlier of August 1, 2006 or 30 days after financial close. The contract provided a fee of $75,000 to be paid in monthly installments of $12,500 and 500 membership units. The consulting fees under this agreement were $12,500, $312,500 and $325,000 for the three and six month periods ended March 31, 2006 and the period from April 15, 2005 through March 31, 2007, respectively. No additional consulting fees were required under the agreement in the three months or six months ended March 31, 2007.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
On May 2, 2006, the Company entered into an agreement with Renewable Energy Group (REG), one of its members, for construction of the biodiesel plant for $39,445,500 due in monthly progress payments. The agreement provides for a 5% retainage to be withheld from each invoice. The retainage is carried in a construction payable account; at March 31, 2007 a balance of approximately $6.8 million is recorded in construction payable. The Company has made payments totaling $27,683,356 to the contractor as of March 31, 2007. The total remaining commitments are expected to be paid in 2007.
On August 25, 2006, the Company entered into a Management and Operational Services Agreement with REG. Under the agreement REG will place the general and operations managers, acquire feed stocks and basic chemicals necessary for the operation of the facility, perform the administrative, sales and marketing functions for the Company and fulfill any remaining personnel needs through leased employees. A per gallon fee for the services based upon the number of gallons of biodiesel sold during the first six months of production and the number of gallons of biodiesel produced after that. In addition the agreement provides for the payment of a yearly bonus based upon the Company’s net income. The agreement has an initial term of 3 years after the end of the first month of production and will be renewed for successive one year terms unless either party gives a written notice of termination.
Note 6. Working Capital Reserve (Hedge)
The Company has contracted with an unrelated third party as a custodial account manager of the Working Capital Reserve (Hedge) fund. The Company has established a hedge committee which will operate under a hedge charter. The committee will be accountable to the Board of Directors.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
     This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Overcapacity within the biodiesel industry;

•	Availability and costs of feedstock, particularly vegetable oils and animal fats;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Actual biodiesel and glycerin production varying from expectations;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Results of our hedging strategies;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels; and

•	Other factors described elsewhere in this report.

     We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     Iowa Renewable Energy, LLC was formed as an Iowa limited liability company on April 14, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Washington, Iowa and engaging in the production of biodiesel and its co-products, including crude glycerin. We will spend the next several months completing construction of the production facilities, testing the production facilities, commencing start-up operations of our production facilities, completing construction of our pretreatment facilities and commencing start-up operations of our pretreatment facilities.
     On January 29, 2007, we filed a Form 10-SB registration statement with the Securities and Exchange Commission indicating that as of our fiscal year ended September 30, 2006, we had total assets exceeding $10 million and more than 500 unit holders. Because our membership units are now registered under the Securities and Exchange Act of 1934, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules and our directors, officers and significant unit holders are now subject to additional reporting obligations.
     We did not commence operations of our plant during the fiscal quarter ended March 31, 2007. We anticipate our plant will begin operations in July 2007. As of April 30, 2007 our plant was approximately 95% complete.
     We expect to fund our operations during the next 12 months using cash flow from our credit facilities and our future operations. Upon completion of our biodiesel plant, which is expected to occur in June 2007, the construction phase of our loan with Marshall Bankfirst Corporation (Bankfirst) will be completed and the loan will convert to a senior debt instrument. Our loan covenants require us to maintain a capital fund of $225,000.
     We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil from which our biodiesel and glycerin are processed; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     For the period ended March 31, 2007, our biodiesel plant was still under construction and operations had not yet commenced. Because we were not operational for the period covered by this report, we do not have any comparable income, production or sales data.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months (1) completing construction of the plant; (2) preparing for and commencing start-up operations; and (3) engaging in the production of biodiesel and crude glycerin at our plant.
Plant Construction Activity
     On May 2, 2006, we entered into a design-build contract with Renewable Energy Group, LLC for the design and construction of the plant for a total price of $39,445,500, subject to further adjustment for change orders. This total price does not include the cost for constructing the administrative building. Based on an estimate from REG, we anticipate entering into a change order to construct the administrative building for an additional $472,600. On August 8, 2006 we consented to Renewable Energy Group, LLC assigning this design-build agreement to Renewable Energy Group, Inc. Renewable Energy Group, Inc. (REG) was the company created as a result of a merger between Renewable Energy Group, LLC, InterWest, L.C. and West Central Cooperative. As of March 31, 2007, we have paid REG a total of $27,683,356 under the design-build contract. We expect to make our last payment to REG in August 2007.

     As of April 30, 2007, our plant was approximately 95% complete, all major equipment had been delivered to the site, and a majority of the equipment had been installed. The following chart lists the status of various projects related to construction of our plant:

Project:	Status:
Dirt and Site Work	Dirt work commenced on June 13, 2006 and was 98% complete on April 30, 2007. Additional landscaping and seeding is still required which is expected to be complete by August 1, 2007.

Process Building	The process building was 98% complete on April 30, 2007. All of the concrete and equipment for the process building has been installed. We anticipate equipment verification will begin on June 15, 2007 and hot testing production beginning on July 1, 2007.

Storage Tanks	As of April 30, 2007 the storage tank farm was approximately 96% complete. The rail tank car loading and unloading area was 100% complete.

Administration Office	The REG portion of the administration office is complete, IRE will complete the interior finishes left to be installed. Currently we are leasing office space for our staff at a rate of $450 per month. This lease will terminate when our staff moves into the administrative building, which we anticipate will occur in June 2007.

Truck Loading and Scale	The truck loading, unloading and scaling area construction is 97% complete.

Utilities — Electrical and Natural Gas	The electrical wiring and control systems were approximately 96% complete as of April 30, 2007. We anticipate entering into an agreement with Alliant Energy to supply our electricity and natural gas needs.

Utilities — Water	It is anticipated that the plant will require 100 gallons of water per minute. We anticipate that water will be provided by the City of Washington. We are currently negotiating with the City of Washington for rates and services but do not yet know what price we will pay for water. A wastewater decanter system and storage system will be required.

Railroad Siding	Rail construction began in November 2006 and was approximately 98% complete on April 30, 2007. We expect we will enter into a contract with the Iowa, Chicago & Eastern Railroad regarding the use, operation, and maintenance of our track.
     We anticipate our production facilities to be substantially complete in June 2007 and that we will begin processing biodiesel during July 2007. We anticipate our pretreatment facilities will be substantially complete in June 2007 and that we will make final payments on the design-build contract in August 2007. However, we may experience construction delays caused by a variety of factors, including factors outside of our control, such as weather-related delays. If completion of plant construction is delayed, our ability to begin plant operations and generate revenues will also be delayed.
Permitting
     REG has assisted us in obtaining our required permits. We have obtained all of the required air, water,

construction and other permits necessary to construct the plant and have either obtained or are in the process of obtaining all the permits necessary to operate the plant.
Plant Management, Feedstock Procurement and Marketing
     We entered into a Management and Operational Services Agreement with REG, our design-builder, on August 25, 2006 to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. This agreement will continue for an initial term of three (3) years from the end of the first month in which we commence production. Thereafter, the agreement will automatically renew for successive one (1) year terms unless either party provides written notice of termination to the other party. The following are summaries of the inputs and marketing provisions of the agreement.
     Feedstock Procurement. REG is responsible for arranging for the purchase of and procuring soybean oil and other types of feedstock as may be needed for the production of biodiesel at our facility. REG will also perform these additional services:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstocks at competitive prices meeting specifications and in quantities adequate to satisfy the production schedule of our plant;

•	Negotiate for discounts on feedstocks, where obtainable;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries; and

•	Provide analysis and audit of bulk transportation providers.
     Chemical Inputs Procurement. REG is responsible for purchasing chemical inputs necessary for the production of biodiesel at our plant. REG will also:
•	Perform due diligence requirements for investigation of suppliers of the chemical inputs;

•	Provide analysis and audit of chemical suppliers and bulk transportation suppliers;

•	Purchase chemical inputs at competitive prices meeting specifications for use in our plant;

•	Negotiate for discounts on the purchase of chemical inputs, where obtainable;

•	Procure adequate chemical inputs to meet our production schedules; and

•	Arrange for transportation, logistics, and scheduling services for chemical input deliveries by suppliers.
     Sales and Marketing. REG will utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at established prices. With respect to such services, REG agrees to provide:
•	Market analysis of biodiesel supply and demand;

•	Market access to REG’s developed biodiesel distribution channels;

•	Analysis and audit of biodiesel customers, including for creditworthiness, and bulk transportation providers;

•	Marketing specialists and sales representatives to attain and establish sales opportunities and relationships for our products;

•	Arrangements for transportation, logistics, and scheduling of biodiesel shipments;

•	Arrangements for leased tankers for rail shipments, where advantageous;

•	Oversight and reconciliation of shipments, invoicing and payments on a weekly basis; and

•	Provide invoicing and accounts receivable management for biodiesel shipments.
     Administrative Services. REG will provide administrative services to support the operations of our plant, including:
•	Accounting;

•	Human Resources;

•	Information Technology;

•	Payroll; and

•	Communications.
     REG has also provided us with a general manager and operations manager pursuant to the Management and Operational Services Agreement. In February 2007, REG hired Alan Yoder to serve as our general manager. Since February, Mr. Yoder has been overseeing the development and start-up of our facility and has worked closely with our board of directors.
The functions of the general manager are:
•	To utilize their ongoing best efforts to successfully and profitably manage the plant in our best interests;

•	Development of an annual budget for presentation to and approval of our board;

•	Attend meetings of our board and provide information upon its request;

•	Insure that all raw product costs are minimized and that all finished product revenues are maximized;

•	Work with us to formulate our mission and goals;

•	Manage the plant’s resources to efficiently achieve such mission and goals;

•	Manage our duties and rights under agreements with third parties relating to the plant;

•	Assist with regulatory affairs monitoring and compliance;

•	Hire, terminate and replace plant personnel as necessary and in all cases in accordance with the policies of our board;

•	Management of governmental relations, including USDA’s biodiesel programs; and

•	Such other duties as may be agreed upon.
     In March 2007, REG hired Glen Hansel to serve as our operations manager. He is responsible for scheduling our biodiesel production, managing our plant technology, and overseeing facility and equipment maintenance.
The functions of the operations manager are:
•	Planning and scheduling biodiesel production to meet our needs and marketing goals;

•	Monitor and improve quality control;

•	Oversee facility and equipment maintenance;

•	Assist with budgeting and the monitoring of labor and other expenses in the operation;

•	Implement processing changes and new technologies as they evolve, and plan for new projects relating to biodiesel production; and

•	Such other duties as may be agreed upon.
For the services described above, we have agreed to pay REG a monthly fee and a net income bonus.
•	Monthly Fee. For the first month in which our biodiesel is sold, and for six months thereafter, we will pay a monthly per gallon fee based upon the number of gallons of biodiesel sold by REG. Thereafter, we will pay a monthly per gallon fee based upon the number of gallons of biodiesel produced at our plant.

•	Net Income Bonus. We will pay an annual bonus to REG based on the amount of our annual net income.
     As of March 31, 2007 we have not yet made any payments under our Management and Operational Services Agreement.

Administration and Employees
     As of May 4, 2007, we have hired twenty-five (25) full-time employees. We anticipate hiring two or three more employees prior to the beginning of operations to serve as administrative assistants. The chart below summarizes the type and number of positions that we have filled.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	15
Accounting Manager	1
Mechanic	3
Shipping/Receiving	3
Operations Supervisor	1
Quality Assurance Manager	1
Laboratory Technician	1
Total	25
     Our general manager and operations manager are employed by REG and placed at our facility pursuant to our Management and Operational Services Agreement. We directly employ all other employees and have sole responsibility for the terms and conditions of employment. Pursuant to the Management and Operational Services Agreement, REG assists us in hiring and training our personnel and provides human resource and payroll assistance. The compensation and benefits associated with the position of general manager and operations manager are paid by REG. We are responsible for other staff and personnel costs.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
     We are subject to industry-wide factors that will affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry. The costs of feedstock accounts for 70-90% of the cost to produce biodiesel. Fluctuation in the price of feedstock may change our return on investment. As a result, if the costs of feedstock increase, our members may receive lower than anticipated returns on their investment.
     Our revenues will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our future revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our members’ investment. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, we do not expect current biodiesel prices to be sustainable in the long-term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (VEETC) and the Renewable Fuels Standard (RFS). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS mandates that refiners use 7.5 billion gallons of renewable fuels annually by 2012. The standard started at 4 billion gallons in 2006 and increases to 7.5 billions in 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.

     Biodiesel production continues to grow as additional plants become operational. According to the National Biodiesel Board, in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. This is approximately a three fold increase from the 2005 biodiesel production level of 75 million gallons. The National Biodiesel Board currently estimates that there are 105 active biodiesel plants in the United States with total annual production capacity of 864.4 million gallons. Seventy-seven companies have plans to construct new biodiesel plants and eight companies have plans to expand their existing biodiesel plants. The plants currently under construction and expansion, if realized, will add another 1.7 billion gallons to U.S. annual biodiesel production capacity. Biodiesel plants are operating or have been proposed in a total of 36 states. Currently, there are nine operating biodiesel plants in Iowa and at least four other companies have biodiesel plants under construction in Iowa. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
     Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
     Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. As we have not commenced operations, we are in the process of implementing critical accounting policies. These policies are described in the notes to the financial statements.
Off-balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Liquidity and Capital Resources
     As of March 31, 2007, we had the following assets: property, plant and equipment of $35,585,179, current assets of $5,524,051, other assets of $593,376 and total assets of $41,702,606. As of March 31, 2007, we had total current liabilities of $6,953,800 and long-term debt of $12,478,731. Members’ equity was $22,270,075 as March 31, 2007, and consisted of an accumulated deficit of $895,347 and members’ contributions, net of the cost of raising capital, of $23,165,422. For the six months ended March 31, 2007, we had no revenues and a net loss of $61,453.

     Use of Capital
     We expect to have sufficient cash available from our lines of credit and operations to cover our costs over the next twelve months. We expect our costs over the next twelve months to include construction completion, office, audit, legal, inventory, staffing, start-up, and working capital. We anticipate making significant purchases of soy oil and other inputs necessary for biodiesel production in the next twelve months and will rely upon our cash reserves, senior and subordinated debt financing and lines of credit to finance our operations.
     We anticipate a total project cost of approximately $57,716,000. We expect to pay REG approximately $39,445,500 under the terms of our design-build agreement for material and labor to construct the plant. We anticipate we will make our final payment to REG by August 2007.
     Sources of Funds
     The total project cost for the plant is estimated to be approximately $57,716,000 assuming no unknown material changes are required. We financed the development and construction of the plant with a combination of equity and debt capital. Based upon our current total project cost estimate of $57,716,000, we expect our equity and available debt capital sources to be sufficient to complete plant construction and commence operations. We do not expect to raise any additional funds in the next twelve months. The following schedule sets forth our sources of capital:

			Percent of
Source of Funds			Total
Member Equity, Intrastate Offering ($1,000 per unit)	$19,371,000		33.56%
Member Equity, Director’s Exercised Options ($500 per unit)	$550,000		0.95%
Member Equity, Seed Capital ($500 per unit)	$2,680,000		4.65%
Debt Financing	$34,715,000		60.15%
Loan/Grant Funding (IDED)	$400,000		0.69%
Total Sources of Funds	$57,716,000	(1)	100.00%

(1)	This amount excludes non-cash equity compensation recognized by us in connection with the units paid to The Biodiesel Group as compensation under their consulting agreement with the company and the director’s unit option plan.
     Equity Financing
     We initially raised $2,680,000 in equity from our seed capital investors. We also conducted a registered offering of our membership units in the State of Iowa, pursuant to which we raised an additional $19,371,000 in equity. On October 30, 2006 we raised an additional $550,000 by issuing 1,100 of our units to directors that exercised a unit option agreement. We have therefore raised a total of $22,601,000 in equity.
     Debt Financing
     In October 2006, we closed on our $34,715,000 debt financing with Bankfirst. The financing with Bankfirst provides for a $29,715,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. During the term (the remaining 60 months on the loan), we have two options for interest. We must select an option and notify Bankfirst of our choice within 15 days of the beginning of the term. The first option is a floating rate at 0.25% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal on the conversion date. The second option is a fixed rate at 3.00% over the five-year LIBOR/Swap Curve Rate on the conversion date. The LIBOR/Swap Curve Rate is published by Bloomberg Market Data L.P. and will be based on the number in the Interest Rates and Bonds column of The Wall Street Journal on the day following the initial funding date.
     The agreement requires that during the construction phase we make 14 consecutive monthly interest payments commencing on December 1, 2006 and continuing on the 1st day of each month thereafter to and including January 1, 2008. The amount of the interest installments shall be equal to the interest accrued on the unpaid principal balance of the loan measured from the first day of the construction phase. Term phase payments shall begin upon completion of the project, but in no event later than February 1, 2008 and on the 1st day of each moth thereafter, 59 monthly payments of principal and interest shall be due and payable through and including January 1, 2013. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, shall be due and payable in full on January 1, 2013. Advances under the term loan are available until February 1, 2013. We have not yet taken advances under the term loan.
     The term loan imposes various covenants upon us which may restrict our operating flexibility. We are subject to several ratios in the term loan which may limit how we allocate our sources of funds. The term loan imposes a negative covenant on distributions which may restrict our ability to distribute earnings to our members. The term loan also requires us to obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers.
     In addition, we have a $5,000,000 revolving credit with Bankfirst. This loan provides for the same interest options as under the term loan. Advances under the reducing revolving credit note are available through the life of the commitment. We have not yet taken any advances under the revolving term credit agreement. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016 at which time any outstanding balance shall be due and payable in full. The note requires interest payments based on unpaid principal. The interest options are the same as those under the term loan.
     We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. We have not yet borrowed any funds on our term loan or the revolving credit agreement.
     Government Programs and Grants
     We have entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable. The loan is non interest bearing and due in monthly payments for a term of sixty months. The sixty month term began in December 2006. The $100,000 is forgivable upon the completion of 36 months of the 60 month term. We have paid $25,000 on this loan.
     Use of Proceeds
     The following table describes the estimated use of Iowa Renewable Energy’s offering and debt financing proceeds. These figures are estimates only, and the actual uses of proceeds could vary significantly from the descriptions given below.

Use of Funds:	Amount Budgeted:
Plant Construction	$24,600,000
Soy Pretreatment Facility	$4,025,000
Animal Fat Pretreatment Facility	$5,980,000
Land & Site Costs	$1,505,000
Admin. Building/Laboratory & Office Equip.	$962,600
Construction Per. Bond/Ins./Contingency/Fees	$2,538,400
Railroad/Fire Protection/Rolling Stock/Sales Tax	$3,955,000
Start-Up Costs	$7,100,000
Working Capital Reserve for Hedging	$5,000,000
Interest Reserve	$1,571,062
Administrative Costs	$478,938
TOTAL	$57,716,000
Research and Development
          We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.

Costs and Effects of Compliance with Environmental Laws
     We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained, or are in the process of obtaining, all of the necessary permits to begin plant operations including air emissions permits, a National Pollutant Discharge Elimination System (NPDES) Permit, storm water discharge permits, and boiler permits. We have obtained all of the permits required to construct the plant. As of March 31, 2007 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any costs related to environmental compliance and permitting have been paid by REG. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
     We will be subject to oversight activities by the Environmental Protection Agency (EPA). We are in the process of obtaining an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Item 3. Controls And Procedures
     Our management, including our President and Chief Executive Officer, Mike Bohannan, and our Chief Financial Officer, J. William Pim, have evaluated the effectiveness of disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. These officers have concluded, based on that evaluation, that our disclosure controls and procedures have been effective for the purposes for which they are intended.
     No changes in our internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this quarterly report, we are not aware of any material pending legal proceedings to which we are a party or of which any of our property was subject, other than ordinary routine litigation, if any, that was incidental to our business. As of the date of this quarterly report, we are not aware that any governmental authority was contemplating any proceeding against us or any of our property.
Item 1A. Risk Factors.
     Risk factors are discussed in our registration statement on Form 10-SB originally filed on January 29, 2007. The risks described in our registration statement on Form 10-SB are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form 10-SB. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form 10-SB.

Any operational disruption in our facility could result in a reduction of our sales volumes and could cause us to incur substantial losses.
     Most of our revenues will be derived from the sale of biodiesel and glycerin that we produce at our facility. Our operations may be subject to significant interruption if our facility experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may be unable to renew this insurance on commercially reasonable terms or at all.
Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.
     Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity and rail cars;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
     Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not sell any membership units during the period of January 1, 2007 through March 31, 2007. None of our membership units were purchased by or on behalf of our company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our company during the period of January 1, 2007 through March 31, 2007.
Item 3. Defaults Upon Senior Securities.
     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of our company exceeding 5% of our total assets.
     No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of membership units of our company which is registered or which ranks prior to any class of registered membership units.
Item 4. Submission of Matters to Security Holders.
     No matters were submitted to a vote of our members, through the solicitation of proxies or otherwise, during the period of January 1, 2007 through March 31, 2007.
Item 5. Other Information.
     None.

Item 6. Exhibits
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit
No.	Description	Method of Filing
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date: May 15, 2007	/s/ Michael J. Bohannan Michael J. Bohannan
Chairman and President

Date: May 15, 2007	/s/ J. William Pim J. William Pim
Treasurer