Form 10QSB
period 2007-06-30
Iowa Renewable Energy, LLC
filed 2007-08-14
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-52428
IOWA RENEWABLE ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-3386000 (I.R.S. Employer Identification No.)
1701 East 7th Street
P.O. Box 2
Washington, Iowa 52353
(Address of principal executive offices)
(319) 653-2890
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes       ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes       ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of August 10, 2007, there were 26,331 units outstanding.
Transitional Small Business Disclosure Format (Check one):       ☐ Yes       ☑ No

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Iowa Renewable Energy, LLC
(A Development Stage Company)
Unaudited Balance Sheet

	June 30,	September 30,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$3,510,227	$473,505
Cash, restricted by loan agreement	4,000,000	—
Due from Broker	2,448,748	—
Inventory	1,174,856	—
Prepaids and other assets	27,573	—

	11,161,404	473,505

Property and Equipment:
Land	420,000	420,000
Construction in progress	41,467,473	15,065,424
Office equipment	8,986	2,325
Equipment	4,566	4,566

	41,901,025	15,492,315
Accumulated depreciation	(2,602)	(1,460)

	41,898,423	15,490,855

Other Assets:
Cash, restricted for construction of property and equipment	—	10,263,792
Financing costs, net	567,945	83,245

	567,945	10,347,037

	$53,627,772	$26,311,397

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$60,000	$40,000
Accounts payable and accrued expenses	591,984	10,345
Derivative financial instruments	1,220,690	—
Construction payable, including retainage of June 2007 $2,006,336; September 2006 $737,500	3,289,458	4,119,524

Total current liabilities	5,162,132	4,169,869

Long-Term Debt	26,152,075	360,000

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding June 2007 26,331; September 2006 25,231	23,165,422	22,615,422
(Deficit) accumulated during the development stage	(851,857)	(833,894)

	22,313,565	21,781,528

	$53,627,772	$26,311,397

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Unaudited Statements of Operations

					April 14, 2005
	Three Months	Three Months	Nine Months	Nine Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
Revenues	$—	$—	$—	$—	$—

Expenses:
Consulting fees	—	616	—	344,365	457,344
Project coordinator	1,440	13,000	27,514	31,000	71,810
General and administrative	240,007	7,375	413,456	27,009	464,988
Equity based compensation	—	225,000	—	375,000	600,000
Depreciation	381	349	1,142	1,047	2,602

	241,828	246,340	442,112	778,421	1,596,744

(Loss) before other income	(241,828)	(246,340)	(442,112)	(778,421)	(1,596,744)

Other income:
Gain on derivative financial instruments, net	228,057	—	228,057	—	228,057
Interest	57,261	113,188	196,092	119,877	516,830

Net income (loss)	$43,490	$(133,152)	$(17,963)	$(658,544)	$(851,857)

Weighted average units outstanding	26,331	18,845	26,210	9,098	18,461

Net income (loss) per unit — basic and diluted	$1.65	$(7.07)	$(0.69)	$(72.38)	$(46.14)

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Unaudited Statements of Members’ Equity (Deficit)
For Period from April 14, 2005 (Date of Inception) to
     June 30, 2007

Balance, April 14, 2005 (date of inception)	$—
Issuance of 220 membership units at $500 per unit in September 2005	110,000
Net (loss)	(112,961)

Balance (deficit), September 30, 2005	(2,961)
Issuance of 260 membership units at $500 per unit in October 2005	130,000
Issuance of 500 membership units for consulting services in October 2005	250,000
Issuance of 4,880 membership units at $500 per unit in November 2005	2,440,000
Issuance of 19,371 membership units at $1,000 per unit in May 2006	19,371,000
Offering costs	(285,578)
Amortization of equity based compensation	600,000
Net (loss)	(720,933)

Balance, September 30, 2006	21,781,528
Net (loss)	(17,963)
Issuance of 1,100 membership units at $500 per unit October 2006	550,000

Balance, June 30, 2007	$22,313,565

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Unaudited Statements of Cash Flows

			April 14, 2005
	Nine Months	Nine Months	(Date of
	Ended	Ended	Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2006
Cash Flows from Operating Activities:
Net (loss)	$(17,963)	$(658,544)	$(851,857)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	1,142	1,047	2,602
Units issued for consulting services	—	250,000	250,000
Equity based compensation	—	375,000	600,000
Unrealized loss on derivative financial instruments	1,220,690	—	1,220,690
Change in working capital components:
(Increase) in due from broker	(2,448,748)	—	(2,448,748)
(Increase) in inventory	(1,174,856)	—	(1,174,856)
(Increase) in prepaids and other assets	(27,573)	—	(27,573)
Increase in accounts payable and accrued expenses	412,242	(1,358)	422,587

Net cash provided by (used in) operating activities	(2,035,066)	(33,855)	(2,007,155)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(27,001,564)	(2,145,924)	(38,374,355)
(Increase) decrease in cash restricted	6,263,792	—	(4,000,000)

Net cash (used in) investing activities	(20,737,772)	(2,145,924)	(42,374,355)

Cash Flows from Financing Activities:
Issuance of membership units	550,000	21,941,000	22,601,000
Payments for offering costs	—	(274,760)	(285,578)
Payments for financing costs	(552,515)	(25,000)	(635,760)
Proceeds from short-term borrowings	—	—	1,052,146
Payment on short-term borrowings	—	25,000	(1,052,146)
Payment on long-term borrowings	(40,000)	—	(40,000)
Proceeds from long-term borrowings	25,852,075	—	26,252,075

Net cash provided by financing activities	25,809,560	21,666,240	47,891,737

Net increase in cash and cash equivalents	3,036,722	19,486,461	3,510,227

Cash and cash equivalents:
Beginning	473,505	9,710	—

Ending	$3,510,227	$19,496,171	$3,510,227

Supplemental Disclosure of Noncash Operating and Financing Activities:
Construction in progress included in accounts payable	$3,289,458	$—	$3,289,458
Amortized financing costs included in construction in process	67,815	—	67,815
Accrued interest included in construction in process	169,397	—	169,397
See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies
Nature of business:
Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a 30 million gallon annual production biodiesel manufacturing plant. As of June 30, 2007 the Company is in the development stage with its efforts being principally devoted to construction of the biodiesel plant. The plant began production in July 2007.
Basis of presentation:
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006 included in the Company’s Registration Statement on Form 10-SB. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
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
Restricted cash: The loan agreements require that $5,000,000 of cash raised in the equity drive be set aside in a working capital reserve and restricted for hedging purposes. As of June 30, 2007, $1.0 million of this cash was transferred to the broker and $4.0 million has been reflected as cash restricted by loan agreement.
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method.
Derivative instruments: The Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted soil oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The Company recognized a net gain of $228,057 during the three months ended June 30, 2007 which consisted of a realized gain of $1.4 million and an unrealized loss of $1.2 million. The unrealized loss related to the derivative contracts is recorded as a separate liability on the balance sheet as of June 30, 2007. There was no derivative activity prior to the June 30, 2007 quarter.
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
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. As of June 30, 2007 the Company has capitalized $559,715 of interest and financing costs in construction in process, all of which were incurred in the nine months ended June 30, 2007.
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
Earnings (loss) per unit: Earnings loss per unit has been computed on the basis of the weighted average number of units outstanding during each period presented. Units issuable under the directors’ unit option plan have not been included in the computation because their inclusion would have been antidilutive.
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
The following table illustrates the effect on net loss and loss per unit had the Company applied the fair value recognition method of SFAS 123 for the three and nine month periods ended June 30, 2006 and period from April 14, 2005 (date of inception) to June 30, 2007. There was no effect in the three and nine month periods ended June 30, 2007:

			April 14, 2005
	Three Months	Nine Months	(Date of
	Ended	Ended	Inception) to
	June 30,	June 30,	June 30,
	2006	2006	2007
Net Loss:
As Reported	$(133,152)	$(658,544)	$(853,710)
Deduct total stock-based compensation expense determined under the minimum value based method for all awards	(6,546)	(10,910)	(17,456)

Pro forma	$(139,698)	$(669,454)	$(871,166)

Loss per unit:
As reported	$(7.07)	$(72.38)	$(46.14)
Pro forma	(7.41)	(73.58)	(47.19)
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
Note 3. Long-Term Debt
Long-term debt consists of the following as of June 30, 2007:

Note payable to Marshall Bank Group for construction loan (A)	$26,152,075
Note payable to the Iowa Department of Economic Development (B)	360,000

26,512,075
Less current maturities	60,000

$26,452,075

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which will be used to complete the biodiesel project. The loan consists of two phases: a “construction phase” where the Company will make periodic requests for fund advances to meet construction obligations and at the completion of construction the loan will convert to a “senior debt instrument.” The note bears interest at prime plus .75% (9.00% as of June 30, 2007).

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of June 30, 2007 of $275,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.

The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two year period starting with the date of noncompliance, including interest at 6%.
Note 4. Lease Commitments
The Company leases a copier under a long-term operating lease that will expire in December 2010. The lease calls for monthly payments of $187 plus applicable taxes. Beginning January, 2007 the Company began paying office lease expense at a rate of $450 per month. The office lease was month-to-month and was terminated at the end of May 2007 when the administrative office moved to the plant site.
Note 5. Commitments and Contingencies
On August 13, 2005, the Company entered into a consulting agreement with an entity related through common ownership for assistance with project development services. The contract ran through the earlier of August 1, 2006 or 30 days after financial close. The contract provided a fee of $75,000 to be paid in monthly installments of $12,500 and 500 membership units. The consulting fees under this agreement were $312,500 and $325,000 for the nine month period ended June 30, 2006 and the period from April 15, 2005 through June 30, 2007, respectively. No additional consulting fees were required under the agreement in the three months or nine months ended June 30, 2007 or the three months ended June 30, 2006.

Iowa Renewable Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
On May 2, 2006, the Company entered into an agreement with Renewable Energy Group (REG), for construction of the biodiesel plant for $39,445,500 due in monthly progress payments. Including change orders, the contract now totals approximately $40,665,000. The agreement provides for a 5% retainage to be withheld from each invoice. The retainage is carried in a construction payable account. At June 30, 2007 a balance of approximately $3.29 million is recorded in construction payable. The Company has made payments totaling $36.8 million to the contractor as of June 30, 2007. The total remaining commitments are expected to be paid in 2007.
On August 25, 2006, the Company entered into a Management and Operational Services Agreement with REG. Under the agreement REG will place the general and operations managers, acquire feed stocks and basic chemicals necessary for the operation of the facility, perform the administrative, sales and marketing functions for the Company and fulfill any remaining personnel needs through leased employees. A per gallon fee for the services will be based upon the number of gallons of biodiesel sold during the first six months of production and the number of gallons of biodiesel produced after that. In addition the agreement provides for the payment of a yearly bonus based on the Company’s net income. The agreement has an initial term of 3 years after the end of the first month of production and will be renewed for successive one year terms unless either party gives a written notice of termination.
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
Overview
Iowa Renewable Energy was formed as an Iowa limited liability company on April 14, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Washington, Iowa and engaging in the production of biodiesel and its co-product, crude glycerin. We will spend the next several months continuing operations on our facilities and completing minor non-operational construction projects.
On January 29, 2007, we filed a Form 10-SB registration statement with the Securities and Exchange Commission indicating that as of our fiscal year ended September 30, 2006, we had total assets exceeding $10 million and 500 or more unit holders. Because our membership units are now registered under the Securities and Exchange Act of 1934, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules and our directors, officers and significant unit holders are now subject to additional reporting obligations.
We began producing biodiesel on July 10, 2007 and obtained our certificate of substantial completion of our plant on July 12, 2007 from Renewable Energy Group, Inc. (REG), our design-builder. After having our biodiesel independently tested to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. We anticipate we will spend our fourth fiscal quarter continuing our operations, as our plant has had the ability to operate at full capacity since start-up of operations. The plant has been operating at full capacity, with only minor temporary shut downs for maintenance and a weather-related power outage.
We expect to fund our operations during the next 12 months using cash flow from our credit facilities, factored receivables, and our continuing operations. Upon the completion of the construction phase of our loan with Marshall Bankfirst Corporation (Bankfirst) the loan will convert to a senior debt instrument. Our loan covenants require us to maintain a capital fund of $225,000. In addition, we are currently in the process of negotiating with the Marshall Financial Group for a new line of credit up to $6,000,000 to be used for working capital and other short terms financing requirements relating to inventory and risk management, however, we have not finalized this agreement and may never do so.
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
Since we only recently became operational, and subsequent to the period covered by this report, we do not yet have comparable income, production and sales data for the nine months ended June 30, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the first nine months of our fiscal year 2006 and the first nine months of our fiscal year 2007, it is important you keep this in mind.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months (1) operating the plant; (2) completing minor non-operational construction projects at the plant; and (3) procuring inputs for and marketing our biodiesel.

Plant Operations
On May 2, 2006, we entered into a design-build contract with Renewable Energy Group, LLC for the design and construction of the plant for a total price of $39,445,500, subject to further adjustment for change orders. On August 8, 2006 we consented to Renewable Energy Group, LLC assigning this design-build agreement to Renewable Energy Group, Inc. Renewable Energy Group, Inc. (REG) was the company created as a result of a merger between Renewable Energy Group, LLC, InterWest, L.C. and West Central Cooperative. The $39,445,500 price did not include the cost for constructing the administrative building. REG began construction of the administrative building and then we hired subcontractors to complete the work on the administrative building. On April 20, 2007 we entered into a change order with REG in the amount of $325,000 for the work they did on the administrative building. As of June 30, 2007, we have paid approximately $234,492 to various subcontractors to complete the administrative building and the administrative building is now substantially complete and occupied by our staff. We have entered into several additional change orders with REG and as a result, the anticipated final design-build amount is approximately $40,664,805, and we do not anticipate entering into any other change orders. As of June 30, 2007, we have paid REG a total of approximately $36,800,000 under the design-build contract and have a construction payable to REG of approximately $3,290,000. We expect to make our last payment to REG in September 2007. As of June 30, 2007, the Iowa Renewable Energy plant was approximately 99% complete, all major equipment had been delivered to the site, and approximately 99% of the equipment had been installed. Equipment verification began in May 2007 and hot testing production commenced in June 2007. Hot testing is a type of equipment verification that occurs after the boiler has been lit and is operating. On July 1, 2007, we began start-up operations. This process tests each system of our plant one at a time and builds up to the whole plant being in operation. Biodiesel is manufactured during the start-up process, but we were not fully operational or shipping and selling our biodiesel until all systems were fully operational and our biodiesel had been tested and certified. We began producing biodiesel on July 10, 2007 and obtained our certificate of substantial completion of our plant on July 12, 2007 from REG. After having our biodiesel independently tested to certify that our biodiesel meets ASTM standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007.
We are responsible for minor non-operational construction projects. As of July 31, 2007, we still need to finish landscaping and the Iowa, Chicago and Eastern Railroad is completing rail switch installation. We expect to complete these items over the next few months without interruption or delay of plant operations.
Permitting
REG has assisted us in obtaining our required permits. We have obtained all of the required air, water, construction and other permits necessary to construct and operate the plant.
Plant Management, Feedstock Procurement and Marketing
We entered into a Management and Operational Services Agreement with REG, our design-builder, on August 25, 2006 to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. This agreement will continue for an initial term of three (3) years from the end of the first month in which we commence production, which was July 2007. Thereafter, the agreement will automatically renew for successive one (1) year terms unless either party provides written notice of termination to the other party. The following are summaries of the inputs and marketing provisions of the agreement.
Feedstock Procurement. REG is responsible for arranging for the purchase and procurement of soybean oil and other types of feedstock as may be needed for the production of biodiesel at our facility. REG will also perform these additional services:
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
The functions of the general manager are:
•	To utilize their ongoing best efforts to successfully and profitably manage the plant in our best interests;

•	Development of an annual budget for presentation to and approval of our board;

•	Attend meetings of our board and provide information upon its request;

•	Insure that all raw product costs are minimized and that all finished product revenues are maximized;

•	Work with us to formulate our mission and goals;

•	Manage the plant’s resources to efficiently achieve such mission and goals;

•	Manage our duties and rights under agreements with third parties relating to the plant;

•	Assist with regulatory affairs, monitoring and compliance;

•	Hire, terminate and replace plant personnel as necessary and in all cases in accordance with the policies of our board;

•	Management of governmental relations, including USDA’s biodiesel programs; and

•	Such other duties as may be agreed upon.
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
•
Monthly Fee. For the first six months in which our biodiesel is sold, we will pay a monthly fee of 5.7 cents per gallon of biodiesel sold by REG. For the first month after the initial period, we will pay 5.7 cents per gallon for any biodiesel that was produced but not sold during the initial period in addition to 5.7 cents per gallon for all biodiesel we produced in the first month after the initial period. Thereafter, we will pay a monthly fee of 5.7 cents per gallon of biodiesel produced at our plant.

•
Net Income Bonus. We will pay an annual bonus to REG based on the amount of our annual net income, as that term is defined in the agreement. REG’s bonus may range from 0% to 6% of our annual net income, depending on our performance, but will not exceed the amount of $1,000,000.

We will begin making payments under our Management and Operational Services Agreement in August 2007. The Management and Operational Service Agreement provides fees begin to accrue for the first month biodiesel is sold, which occurred in July 2007 and that payments will be due on the 10th of the month thereafter. For the period ending June 30, 2007, we have not yet incurred any costs under our Management and Operational Services Agreement. On August 3, 2007 we entered into an amendment to the Management and Operational Services Agreement that will be in effect for four weeks beginning on August 5, 2007. For a discussion of this amendment see, “Liquidity and Capital Resources – Factored Receivables.”
We recognized a net gain of $228,057 during the three months ended June 30, 2007, which consisted of a realized gain of $1.4 million and an unrealized loss of $1.2 million related to derivative contracts for soy oil purchases and forecasted biodiesel sales. There was no derivative activity prior to the June 30, 2007 quarter. We anticipate making significant purchases of soy oil and other feedstocks in the next 12 months, and if feedstock prices continue to increase, these purchases could have a material adverse effect on our business.
Administration and Employees
As of July 31, 2007 we have 27 employees who will operate the plant and provide administrative services to support our plant operations. We may hire an additional employee, depending upon our needs in the future. In addition to the employees we hired to operate our biodiesel plant, REG has hired our General Manager and Operations Manager. The General Manager and Operations Manager are and will continue be employees of REG. REG has hired Alan Yoder to be our General Manager and has hired Glen Hansel to be our Operations Manager. In the future, we anticipate that REG will continue to employ our General Manager and Operations Manager and we will continue to employ all other employees at our plant.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Operations
Growth and Increased Competition in the Biodiesel Industry
According to the National Biodiesel Board in a September 30, 2006 report, the biodiesel manufacturing industry is experiencing rapid growth. In 2005, approximately 75 million gallons of biodiesel were produced in the United States. According to the National Biodiesel Board, the 2005 biodiesel production was three times higher than biodiesel production in 2004. The National Biodiesel Board reported that in 2006, 250 million gallons of biodiesel were produced. However, many biodiesel plants did not operate at full capacity. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants, as of June 7, 2007, is about 1.39 billion gallons per year. Further, current plant construction and expansion are expected to result in another 1.89 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.28 billion gallons, according to the National Biodiesel Board on June 7, 2007. In contrast, the reported annual consumption of biodiesel in 2006 was 250 million gallons. Thus, the estimated annual production capacity of plants far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board and released on September 30, 2006, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory, and judicial decision makers and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result.
Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means that we may be unable to acquire the inputs that we need at profitable prices or at all. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less income, which would decrease our revenues.
According to a report by the National Biodiesel Board on September 30, 2006, commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In June 2007, the National Biodiesel Board estimated:
•	there were 148 active plants with an annual production capacity of 1.39 billion gallons annually;

•	another 96 plants are currently under construction and an additional 5 plants are expanding their existing operations;

•	the additional combined capacity of these plants under construction is estimated at 1.89 billion gallons per year;

•	biodiesel plants are operating or have been proposed in at least 46 states; and

•	currently, there are 12 operating biodiesel plants in Iowa.
According to the Iowa Renewable Fuels Association, there are at least 2 companies in Iowa that have biodiesel plants under construction. East Fork Biodiesel, LLC is constructing a 60 million gallon plant in Algona, Iowa. East Fork Biodiesel will be the largest biodiesel plant in Iowa when it is completed. Finally, Soy Energy, LLC is constructing a 30 million gallon per year biodiesel plant near Marcus.

When these new plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 300 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. Southern Iowa BioEnergy, LLC plans to build a 30 million gallon per year multi-feedstock plant near Lamoni, and Farmer’s Cooperative Company intends to construct a 30 million gallon per year multi-feedstock plant near Marble Rock. Additionally, Hawkeye Bio Energy, LLC intends to construct a 60 million gallon per year multi-feedstock plant near Camanche, and Northern Bio Energy, LLC is planning to construct a 60 million gallon per year biodiesel facility near Estherville. Raccoon Valley Bio-Diesel, LLC has announced plans to build a 60 million gallon per year soybean oil biodiesel project near Storm Lake. Further, Nishna Valley Bioenergy, LLC plans to construct a 60 million gallon per year facility near Manilla, Natural Innovative Renewable Energy, L.L.C. plans to construct a 60 million gallon per year plant near Akron. These companies are in the process of raising equity for their biodiesel facilities.
Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel.
Increased Prices and Decreased Production of Feedstock
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70-90% of the overall cost of producing biodiesel. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the market price of biodiesel, we cannot pass along increased feedstock prices to our customers. As a result, increased feedstock prices may result in decreased revenues. The Biodiesel Magazine reported in July 2007 that stable, affordable diesel fuel prices combined with high feedstock prices were resulting in difficulties for the biodiesel industry to stay competitive among comparable fuels. The Biodiesel Magazine also reported that a loss of soybean acres to corn needed to supply the ethanol industry further increased the competition for soybean oil. The USDA reported on June 29, 2007 that in 2007-2008 U.S. corn production will go up 18.3%, and as a result, soybean production will decrease 13.9% to 74.7 million tons. The Biodiesel Magazine reported in July 2007 that margins for soy oil were so tight that most hedging efforts were not profitable. In early June, the price of soybean oil for the July contract on the Chicago Board of Trade reached $0.36 a pound, the highest price since 1984. In the USDA’s July 13, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.32 to $0.36 per pound. This increase in forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. We have already had to factor our receivables on a short-term basis, until we finalize a new line of credit, in order to have adequate cash flow to purchase feedstock for our start-up. If the availability of soybean oil continues to decrease and the price of soybean oil continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. As we have commenced operations, we are in the process of implementing critical accounting policies. These policies are described in the notes to the financial statements.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
As of June 30, 2007, we had the following assets: property, plant and equipment of $41,898,423, current assets of $11,161,404 and total assets of $53,627,772. As of June 30, 2007, we had total current liabilities of $5,162,132 and long-term debt of $26,152,075. Members’ equity was $22,313,565 as of June 30, 2007, and consisted of an accumulated deficit of $851,857 and members’ contributions, net of the cost of raising capital, of $23,165,422. For the nine months ended June 30, 2007, we had no revenues and a net loss of $17,963.

Use of Capital
We expect to have sufficient cash available from our lines of credit, operations and factored receivables to cover our costs over the next twelve months. We expect our costs over the next twelve months to include office, audit, legal, inventory, start-up, and working capital. We anticipate making significant purchases of soy oil and other inputs necessary for biodiesel production in the next twelve months and will rely upon our cash reserves, senior and subordinated debt financing, factored receivables and lines of credit to finance our operations.
We expect to pay REG approximately $40,664,805 under the terms of our design-build agreement for material and labor to construct the plant. We anticipate we will make our final monetary payment to REG in September 2007.
Sources of Funds
The total amount of equity, financing and grant funding we had for our project was approximately $57,716,000. We financed the development and construction of the plant with a combination of equity and debt capital. Based upon our project funds of $57,716,000, we expect our equity, factored receivables and available debt capital sources to be sufficient to complete plant construction payments and continue operations. We do not expect to raise any additional funds through sales of securities in the next twelve months. The following schedule sets forth our sources of capital:

			Percent of
Source of Funds			Total
Member Equity, Intrastate Offering ($1,000 per unit)	$19,371,000		33.56%
Member Equity, Director’s Exercised Options ($500 per unit)	$550,000		0.95%
Member Equity, Seed Capital ($500 per unit)	$2,680,000		4.65%
Debt Financing	$34,715,000		60.15%
Loan/Grant Funding (IDED)	$400,000		0.69%
Total Sources of Funds	$57,716,000	(1)	100.00%

(1)
This amount excludes no cash equity compensation recognized by our company in connection with the units paid to The Biodiesel Group as compensation under their consulting agreement with the company and its director’s unit option plan.

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
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of June 30, 2007 we have $26,152,075 payable under our loan with Bankfirst and we have not yet borrowed any funds on our revolving credit agreement.
We are currently in the process of negotiating with the Marshall Financial Group for a new line of credit up to $6,000,000 to be used for working capital and other short terms financing requirements relating to inventory and risk management, however, we have not finalized this agreement and may never do so.
Government Programs and Grants
We have entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable. We have paid $40,000 on this loan as of June 30, 2007. In addition on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount will be at 3.67% per year for five years beginning on June 22, 2008. As work on the railroad project is completed, we may make monthly requests for reimbursement under the agreement up to the total amount of the loan and grant. We have submitted our request for reimbursement, but have not yet received any funds.

Factored Receivables
On August 3, 2007 we entered into an amendment to the Management and Operational Services Agreement with REG to factor our receivables. The amendment will be in effect for four weeks beginning on August 5, 2007. For the period the amendment is in effect, REG shall take title to our biodiesel when loaded for delivery FOB our plant and REG shall pay us each week for biodiesel sales made the prior week. REG will deduct from this payment REG’s cost of capital incurred as a result of making such payment to us before collecting proceeds from the ultimate customers, and any other amounts then due from IRE to REG pursuant to the Management and Operational Services Agreement. We entered into this amendment so that we could receive payment for our biodiesel the week following shipment, as opposed to the provision under the original Management and Operational Services Agreement which provided we received payment for our biodiesel the week following payment from the third-party purchaser, which will often result in a delay of 30 days or more. If we had been required to wait for payment until the week following payment from the third-party purchaser, we would not have had adequate cash available from our lines of credit and operations to purchase feedstock for our biodiesel production and we would have had to temporarily cease operations, operate at a reduced rate or operate on a toll basis. Operating on a toll basis is when material owned by others is processed on a fee basis. We anticipate this was a temporary situation resulting from start-up and that once we have been operating and receiving payments for biodiesel on a regular basis, we will have adequate cash from our lines of credit and operations to purchase feedstock, without relying on factoring our receivables.
Research and Development
We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. We have obtained all of the permits required to construct the plant. As of July 31, 2007 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any costs related to environmental compliance and permitting have been paid by REG. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
We will be subject to oversight activities by the EPA. We have obtained an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. Our EPA ID number is IAR000508382. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Item 3. Controls And Procedures
Our management, including our President and Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial officer), J. William Pim, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Risk factors are discussed in our registration statement on Form 10-SB. The risks described in our registration statement on Form 10-SB are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form 10-SB. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form 10-SB.
The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.
On June 13, 2007, the USDA reported the May average price of soybean oil was approximately $0.33 per pound. In the USDA’s July 13, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.32 to $0.36 per pound. In addition, acres of land being planted with soybeans have recently decreased, as more acres are being planted with corn to supply the ethanol industry. According to the United States Department of Agriculture Economic Research Service, Oil Crops Outlook report on July 13, 2007, the United States had planted 64.1 million acres with soybeans as of June 2007, which was the lowest acreage of soybeans planted in the United States since 1995, and down from the 75.5 million acres planted in 2006. Our plant is capable of using alternate feedstocks, however, demand and price are increasing for alternatives as well. In a July 17, 2007 report the USDA predicts lard and edible tallow will cost approximately $0.28 and $0.26 per pound, respectively, in 2006-2007, up from $0.22 and $0.19, respectively, in 2005. Moreover, the USDA predicts lard and edible tallow prices will continue to increase in 2007-2008 to $0.28 to $0.32 for lard and $0.28 to $0.32 for edible tallow. We have already had to factor our receivables on a short-term basis in order to have the cash necessary to purchase feedstock for start-up. If we cannot obtain adequate supplies of feedstock, then we may be forced to temporarily shut down the plant. Temporary shut downs and increased feedstock prices may reduce our revenues from operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of April 1, 2007 through June 30, 2007. None of our membership units were purchased by or on behalf of our company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our company during the period of April 1, 2007 through June 30, 2007.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method
No.	Description	of Filing

10.1	Amendment to Management and Operational Services Agreement, dated August 3, 2007	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date: August 14, 2007	/s/ Michael Bohannan

Michael Bohannan
Chairman and President

Date: August 14, 2007	/s/ J. William Pim

J. William Pim
Treasurer