Form 10KSB
period 2007-09-30
Iowa Renewable Energy, LLC
filed 2007-12-28
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-52428
IOWA RENEWABLE ENERGY, LLC
(Name of small business issuer in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-3386000 (I.R.S. Employer Identification No.)

1701 East 7th Street, Washington, Iowa (Address of principal executive offices)	52353 (Zip Code)
(319) 653-2890
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
26,331
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes     ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No
State issuer’s revenues for its most recent fiscal year. $16,443,440
As of December 1, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $23,581,000.
As of December 1, 2007, there were 26,331 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.
Transitional Small Business Disclosure Format (Check one):     ☐ Yes     ☑ No

AVAILABLE INFORMATION
Our website address is http://www.iowarenewableenergy.com/. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.
PART I
ITEM 1. Description of Business.
Business Development
Iowa Renewable Energy, LLC is a an Iowa limited liability company, formed on April 14, 2005 for the purpose of developing, constructing, owning and operating a biodiesel manufacturing plant for the sale of biodiesel near Washington, Iowa. When our fiscal year ended on September 30, 2006, we had more than 500 members and assets exceeding $10 million; as a result, we filed a registration statement on Form 10-SB to register our securities with the Securities and Exchange Commission.
We have completed construction of a biodiesel manufacturing plant with production capacity of 30 million gallons of biodiesel per year. Our plant is located near Washington, Iowa, in southeast Iowa. Our business is the production of biodiesel and crude glycerin for sale. On September 30, 2007, when our fiscal year ended, we had generated $16,443,440 in revenues primarily from the sale of biodiesel and glycerin since our plant began operations in July 2007.
Our biodiesel plant is complete and fully operational. Equipment verification began in May 2007 and hot testing production commenced in June 2007. Hot testing is a type of equipment verification that occurs after the boiler has been lit and is operating. On July 1, 2007, we began start-up operations. This process tested each system of our plant one at a time and built up to the whole plant being in operation excluding animal fat pretreatment system. We started operating our animal fat pretreatment system in mid December 2007 and have recently began producing biodiesel from animal fat for sale.
We began producing biodiesel on July 10, 2007 and obtained our certificate of substantial completion of our plant on July 12, 2007 from Renewable Energy Group, Inc. (REG), our design-builder. After having our biodiesel independently tested to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. Since start-up, we have had several temporary shut downs for various reasons. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. The following chart shows our days operating and days shut down since October 2007.

Operating	Not Operating
October 1 through October 18
October 19 through November 2	November 3 through November 4
November 5 and November 6	November 7
November 8 through November 17	November 18 through November 25
November 26 through November 29	November 30 through December 2
December 3 through December 6
The majority of our recent shut downs have been due to a lack of soybean oil supply. We ordered soybean oil for delivery during these times of shut downs, however, our supplier did not have adequate amounts of soybean oil available to send us and rail shipping times were experiencing unusually long delays. We have alleviated some of the shipping delays by arranging for more of our soybean oil to be shipped by truck. We expect to operate the biodiesel plant at approximately 60-65% of its production capacity through the remaining winter months. We expect to accomplish this by operating at full capacity for a period of time until we have filled our biodiesel storage tanks and then ceasing operations for a period of time while we sell our biodiesel. We expect this strategy to be more efficient than continuously running the plant at 60-65% of its production capacity. We anticipate we will begin producing more biodiesel from animal fat, rather than soybean oil, as we anticipate this feedstock will be easier and less expensive to acquire. As of December 1, 2007, we have shipped approximately 7,869,463 gallons of biodiesel from our plant.

We financed the development and construction of the plant with a combination of equity and debt capital. We raised approximately $19,371,000 by issuing 19,371 of our units to investors through an Iowa intrastate offering, which supplemented our seed capital offering proceeds of $2,680,000. We also received a $400,000 loan from the Iowa Department of Economic Development (IDED), $100,000 of which is forgivable. To complete project financing, we received $34,715,000 in debt financing from Marshall Bankfirst Corporation (Bankfirst) consisting of a $29,715,000 term loan and a $5,000,000 revolving line of credit which closed on October 26, 2006. On October 30, 2006 we raised an additional $550,000 by issuing 1,100 of our units to directors that exercised a unit option agreement. In addition, on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount will be at 3.67% per year for five years beginning on June 22, 2008. Subsequent to our fiscal year end, we have received the entire $300,000 in funds from this program. We are currently in the process of negotiating with the Marshall Financial Group for a new line of credit up to $7,000,000 to be used for working capital and other short term financing requirements relating to inventory and risk management, however, we have not finalized this agreement and may never do so.
On May 2, 2006, we entered into a design-build contract with Renewable Energy Group, LLC for the design and construction of the plant for a total price of $39,445,500, subject to further adjustment for change orders. This total price did not include the cost for constructing the administrative building. REG began construction of the administrative building and then we hired subcontractors to complete the work on the administrative building. On April 20, 2007 we entered into a change order with REG in the amount of $325,000 for the work they did on the administrative building. We paid approximately $234,492 to various subcontractors to complete the administrative building. Our staff began occupying the administrative building on June 1, 2007. We have made all required payments for the administrative building.
On August 8, 2006 we consented to Renewable Energy Group, LLC assigning this design-build agreement to Renewable Energy Group, Inc. Renewable Energy Group, Inc. (REG) was the company created as a result of a merger between Renewable Energy Group, LLC, InterWest, L.C. and West Central Cooperative. We entered into several change orders which resulted in a final design build amount of approximately $40,664,805. This amount, less a $300,000 retainage, has been paid to REG. We have made a request to Bankfirst to take a draw in order to pay the $300,000 retainage, however, this draw has not yet gone through.
Over the past 14 months we have been in the process of installing the infrastructure necessary to support plant operations and began start-up operations. This includes rail siding, natural gas lines and substation and transmission lines. REG’s work on the rail installation was complete as of June 28, 2007. The plant requires 100 gallons of water per minute. The plant’s water is being provided by the City of Washington. We do not have a long-term agreement with the City of Washington for water, and instead receive monthly invoices at variable rates. We require a significant supply of natural gas. We estimate that our plant requires approximately 1,750,320 therms of natural gas per year. Alliant Energy is supplying the natural gas to our plant. A meter has been installed and we receive monthly invoices for natural gas at variable rates. On June 6, 2006 we entered into a facilities service agreement with Interstate Power and Light Company, an Alliant Energy Company, for installation of a new 13,200/7,620 volt primary electric service. This service consists of one overhead metering location, transformers, cabling, and switchgear located at the Iowa Renewable Energy plant. Under the agreement, we paid Interstate Power and Light Company $146,280 for this work. The installation was completed on September 25, 2006. In addition, we entered into a commercial and industrial marketing facilities services agreement with Interstate Power and Light Company on September 27, 2006 for installation of a gas line. We paid Interstate Power and Light Company $26,840 for this work. The gas line installation was complete on October 6, 2006. We have obtained all of the permits required to construct and operate the plant to date. We have 25 employees who operate the plant and provide administrative services to support our plant operations. We may hire one or two additional employees, depending upon our needs in the future. In addition to the employees we hired to operate our biodiesel plant, REG has hired our General Manager and Operations Manager. The General Manager and Operations Manager are and will continue to be employees of REG. REG has hired Alan Yoder to be our General Manager and has hired Glen Hansel to be our Operations Manager. In the future, we anticipate that REG will employ our General Manager and Operations Manager and we will continue to employ all other employees at our plant.

On August 25, 2006 we entered into a management and operational services agreement with REG for start-up management and operational services. Pursuant to this agreement, REG provides for the overall management of our plant, places a general manager and an operations manager at our plant, acquires feedstock and basic chemicals necessary for the operation of the plant and performs the administrative, sales and marketing functions for the plant. The sales and marketing functions include marketing all our biodiesel and glycerin. Under the terms of the agreement, REG takes title to the biodiesel when loaded for delivery FOB the plant. REG pays over to us all proceeds received from sales of our biodiesel and glycerin net of the marketing fees we pay to REG pursuant to our management and operational services agreement. REG remits this payment to us by the close of business each Wednesday for all such proceeds received during the previous seven days. In exchange for these services, we have agreed to pay REG a monthly fee. The management and operational services agreement provides for the payment of a yearly bonus not to exceed $1,000,000 based on the profitability of the plant. For the first month in which our biodiesel was sold, and for six months thereafter, we pay a monthly management fee of 5.7 cents per gallon of biodiesel sold. For the first month after the initial period we will pay 5.7 cents per gallon for any biodiesel that was produced but not sold during the initial period in addition to a 5.7 cents per gallon fee for all biodiesel we produce in the first month after the initial period. After that we will pay a monthly management fee of 5.7 cents per gallon of biodiesel produced. In addition, the agreement provides for the payment of a yearly management bonus of 2% of net income between $1 and $2 million, 4% of net income between $2 and $3 million, and 6% of net income in excess of $3 million. The bonus will not exceed $1,000,000. The agreement has an initial term of 3 years after the end of the first month of production and will be renewed for successive one year terms unless either party gives a written notice of termination.
Since our start-up of operations, due to the current high soybean oil prices, we have been dealing with short term liquidity issues. On August 3, 2007 we entered into an amendment to our management and operational services agreement with REG to accelerate payment on our receivables. The amendment was in effect for four weeks beginning on August 5, 2007. For the period the amendment was in effect, REG took title to our biodiesel when loaded for delivery FOB our plant and REG paid us each week for biodiesel sales made the prior week. REG deducted from this payment REG’s cost of capital incurred as a result of making such payment to us before collecting proceeds from the ultimate customers and any other amounts then due from Iowa Renewable Energy to REG pursuant to our management and operational services agreement. We entered into this amendment so that we could receive payment for our biodiesel the week following shipment, as opposed to the week following payment from the third-party purchaser, which often results in a delay of 30 days or more. This has not completely solved our liquidity problem and we expect to continue to seek other alternatives to solve our liquidity issues. We expect to operate the biodiesel plant at approximately 60-65% of its production capacity through the remaining winter months. This may result in us scaling back biodiesel production or temporarily shutting down the biodiesel plant depending on our cash situation and our ability to purchase raw materials to operate the plant. We may also seek to produce biodiesel on a toll basis where we would produce biodiesel using raw materials provided by someone else. We anticipate we will begin producing more biodiesel from animal fat, as we expect this feedstock to be easier to acquire.
General Demand
Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 1998 study by the U.S. Department of Energy and the U.S. Department of Agriculture found that biodiesel has a positive energy balance: for every 3.2 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum based diesel fuel and may result in longer equipment life and protection of fuel injectors.
However, the biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. The U.S. consumes 140 billion gallons of gasoline and 60 billion gallons of diesel fuel annually. While the ethanol industry currently produces over 5 billion gallons of ethanol each year, the biodiesel industry sold only approximately 225 million gallons of biodiesel in 2006 and will produce an estimated 300 million in 2007, which constitutes a small part of the U.S. diesel fuel market. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of operating biodiesel plants is approximately 1.85 billion gallons per year. However, some of these biodiesel plants do not operate at their full capacities. Further, reported plant construction and expansion, if realized, are expected to result in another 1.37 billion gallons of annual biodiesel production capacity, for total annual production capacity of almost 3.22 billion gallons.

Several factors may lead to an increase in biodiesel demand. The EPA Ultra Low Sulfur Diesel Mandate, enacted in 2006, seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate was cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
In August 2005, the Energy Policy Act of 2005 was signed into law. The law contains the Renewable Fuels Standard (RFS), which mandates that 7.5 billion gallons of renewable fuels, including biodiesel, be used annually by 2012. The RFS may result in an increased demand for biodiesel. However, 2004 ethanol production was over 3 billion gallons and the 2005 ethanol production was over 4 billion gallons. In 2006, ethanol production increased to over 5 billion gallons per year and as of October 30, 2007 the Renewable Fuels Association estimates ethanol production is currently at approximately 7 billion gallons. As a result, the mandates of the RFS may be met substantially by ethanol and have a much smaller, if any, on the biodiesel industry.
On December 19, 2007, President Bush signed into law the Energy and Security Act of 2007, H.R.6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 and increasing to 36 billion gallons of renewable fuel by 2022. This act contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. We anticipate this act may increase the demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand will be increased by this act, as current biodiesel production capacity already exceeds the 2012 mandate.
Currently, we are operating at approximately 60-65% of our nameplate capacity due to difficulty in receiving feedstock and a seasonal decline in the demand for biodiesel. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months particularly because of the risk for the biodiesel to gel in colder temperatures. We anticipate we will begin producing more biodiesel from animal fat, as we expect this feedstock will be easier and less expensive to acquire. We believe that we will begin operating at increased capacity with less shut downs starting early in the second quarter of the 2008 fiscal year. However, if we are unable to increase our production capacity, this will have a negative impact on our revenues.
Principal Products and Markets
The principal products produced at our plant are biodiesel and crude glycerin. Iowa Renewable Energy’s biodiesel facility is able to pretreat crude vegetable oils and animal fats. Our plant, however, does not have a soybean crushing facility. We expect the plant to have an annual capacity to process approximately 160,000,000 pounds of soybean oil and 70,000,000 pounds of animal fats and grease into approximately 30 million gallons of biodiesel and 3 million gallons of crude glycerin per year. Our equipment does, however, allow a variance from this ratio to compensate for changes in feedstock cost and availability.
Primary Product- Biodiesel
Biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources primarily used in compression ignition (diesel) engines. Biodiesel can also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol. The methanol can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel.
Biodiesel that is in neat (pure) form is typically designated in the marketplace as B100. The 100 indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum based diesel. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For instance, B20 indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.

Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel, in its pure form or blended with petroleum diesel, may be used in most standard diesel engines without making any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less engine wear in the long-run as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this could lead to break downs in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term. Fuel filters should initially be checked more frequently when using biodiesel blends. These problems are less prevalent in blends that utilize lower concentrations of biodiesel compared to petroleum-based diesel.
Co-products
Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that make it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products. Our glycerin, however, will not be able to be used in pharmaceutical products without further processing, and we do not have the capabilities to refine our glycerin into pharmaceutical quality. In addition, new uses for glycerin are frequently being discovered and developed.
Biodiesel Markets
Biodiesel is primarily used as fuel for compression ignition (diesel) engines. Biodiesel can also be used as home heating oil. It is produced using renewable resources including plant oils and animal fats. It provides environmental advantages over petroleum-based diesel fuel such as reduced vehicle emissions. Our ability to market our biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce biodiesel. The biodiesel industry is faced with the challenge of becoming an acknowledged alternative to pure petroleum diesel. To this end, biodiesel must be marketed as a product with superior qualities to petroleum-based diesel and at a comparable price to that of petroleum-based diesel. Part of the biodiesel industry’s ability to competitively price its product with that of petroleum-based diesel is due to the availability of economic incentives for biodiesel. Federally, there is an excise tax credit, which is a tax incentive that provides for a credit of one penny per percent of biodiesel in a fuel blend made from agricultural products like vegetable oils. This tax incentive will make biodiesel more competitive in the market and assist REG in the marketing of our biodiesel. In addition, several states provide additional incentives to expand the use of biodiesel. Two states that have these incentives are Iowa and Illinois. Iowa provides for a three cents tax credit for retailers per gallon of blended biodiesel that is 2% biodiesel or higher, if they sell more than 50% biodiesel blends. Illinois waives the sales tax on the full purchase price for diesel blends of 11% or greater. Because of our location, these incentives may be particularly beneficial to REG in their efforts to market our biodiesel. The federal or state tax incentives are not, however, guaranteed to continue and the loss of such incentives could hinder REG’s ability to market our biodiesel as a competitively priced alternative to petroleum-based diesel.
Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. According to the United States Department of Energy, the United States consumes approximately 60 billion gallons of diesel fuel annually; however, in 2006 biodiesel accounted for only approximately 250 million gallons of this market. The National Biodiesel Board estimates that in 2007, 300 million gallons of biodiesel will be produced. Government legislation that seeks to encourage use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Further market increases might occur as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs.
Wholesale Market / Biodiesel Marketers
Our biodiesel is sold exclusively on the wholesale market, directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 and B99.9 biodiesel, and mix it with petroleum-based diesel. The fuel blenders actually deliver the final product to retailers.

There are only a few wholesale biodiesel marketers in the United States. Two examples are World Energy in Chelsea, Massachusetts and REG in Ralston, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. REG does not have any retail distribution equipment and typically only sells to customers who have blending capabilities. REG does not sell to individuals. Typically REG sells to distributors and refineries but may also sell to corporate fleets or terminal facilities that do not need as large of quantities of biodiesel, but have their own blending capabilities. These distributors may include transport trucks and jobbers. We have entered into an agreement with REG to market the biodiesel we produce. REG has agreed to use its best efforts to market all of our biodiesel, and if they cannot sell all of our biodiesel we may have to attempt to market it ourselves or find other marketers, which could be costly and ultimately unsuccessful.
Retail
The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy product from manufacturers and sell it to retailers, who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. With increased governmental support of renewable fuels and greater consumer awareness of renewable fuels, the availability of biodiesel may increase in the future.
The government has increased its use of biodiesel since the implementation of the Energy Policy Act (EPACT) of 1992, amended in 1998, which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.
Distribution of Principal Products
We entered into a management and operational services agreement with Renewable Energy Group, Inc. (REG) for the purpose of start-up management and operational services. These services include REG marketing all of our biodiesel and glycerin. We pay REG a fee of 5.7 cents per gallon of biodiesel produced for all the services under this agreement. REG estimates a break down of this fee to be two cents (2¢) per gallon for biodiesel marketing services. Additionally, REG estimates one fifth cent (1/5¢) per gallon of this fee to be for the sales and marketing of glycerin. The sales and marketing services of REG include certain transportation services such as: arranging for transportation, logistics, and scheduling of biodiesel shipments; where advantageous, arranging for leased tankers for rail shipments; analyzing and auditing bulk transportation providers; overseeing reconciliation of shipments, invoicing and payments on a weekly basis; and providing invoicing and accounts receivable management for biodiesel shipments. Under the terms of the agreement REG takes title to the product when loaded for delivery FOB the plant.
Our products can be delivered by truck or rail, however, our rail service has been running slow. In order to alleviate some of these delays, we have increased our truck service. Our property is located approximately thirty-five miles from Interstate 80 and thirty miles from the Mississippi River. We have established rail service directly to the plant so that we are able to ship biodiesel to our customers by rail. Rail service is provided by the Iowa, Chicago and Eastern Railroad and REG coordinates all of our transportation services.
Pursuant to our Management and Operational Services Agreement, for the fiscal year ended September 30, 2007, we incurred service fees of $300,891.
Sources and Availability of Raw Materials
Feedstock Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased costs of feedstock greatly impacts the biodiesel industry. Soybean oil is the most abundant feedstock available in the United States, however, demand is increasing rapidly with the expansion of the biodiesel industry and as a result costs of soybean oil are increasing. The twenty-year average price for soybean oil is approximately 21 cents per pound. The USDA’s Economic Research Service reported on November 13, 2007 that the forecasted average soybean oil price for 2007/2008 would be 37.5 to 41.5 cents per pound. The average October price for soybean oil was 38.1 cents per pound, the highest since May 1984. Early November prices were averaging 42 cents per pound, the highest price since summer of 1974, according to the USDA. Soybean oil prices have increased by 54% in the last year. If these current soybean oil prices persist, it may result in temporary or permanent shutdown of the biodiesel plant.

We have entered into a management and operational services agreement with REG for the purpose of start-up management and operational services. These services include REG procuring feedstock for our biodiesel plant, however, our agreement with REG does not address feedstock allocation between REG and its other customers. Additionally, the agreement requires REG to provide analysis and audit of feedstock suppliers, purchase feedstock meeting specifications and in adequate quantities to fill the production schedule of the facility, negotiate for discounts, and provide transportation, logistics, and scheduling of feedstock deliveries. We pay REG a fee of 5.7 cents per gallon of biodiesel produced for all the services under this agreement. REG estimates a break down of this fee to be 1.5 cents per gallon for feedstock procurement services. The inability of REG to obtain adequate feedstock for our facility at prices that allow us to operate profitably could have significant negative impacts on our ability to produce biodiesel and on our revenues. We are in direct competition with REG for procurement of feedstock. In addition, REG may procure feedstock for other biodiesel plants that are our competitors. In the event that REG cannot procure adequate feedstock at reasonable prices for its biodiesel plant, our biodiesel plant and the other biodiesel plants that REG manages, we may not be able to purchase adequate amounts of alternative feedstock at reasonable prices and we may not be able to successfully operate the plant. If we cannot find sufficient feedstock to operate the plant at reasonable prices, we may have to cease operations, either temporarily or permanently.
Pretreatment Costs
Crude soybean oil and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and any animal fat or grease, removes the impurities and prepares the feedstock to go through the biodiesel process. Some feedstock needs more pretreatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.
For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soybean oil is ordinarily $0.05 per pound. Our processing plant has pretreatment capabilities allowing us to utilize crude vegetable oil and many types of fat or grease as feedstock in our facility. This added flexibility allows us to choose the feedstock that will produce biodiesel in the most cost effective manner possible.
Feedstock Procurement.
REG, Inc. is responsible for arranging for the purchase of soybean oil, together with other feedstocks as may be needed in the future. Per our contract, REG, Inc. will utilize its best efforts to procure all feedstocks necessary for production, and to:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstocks at competitive prices meeting specifications and in adequate quantities to fill the production schedule of our plant;

•	Review on a monthly basis the average prices we pay for feedstock, including comparisons to industry averages;

•	Provide us with the specifications for feedstock being required of suppliers;

•	Negotiate for discounts where obtainable on feedstock;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries; and

•	Provide analysis and audit of bulk transportation providers.

Chemical Inputs Procurement.
REG, Inc. is responsible for purchasing methanol, sodium methylate, hydrochloric acid, and caustic soda, together with such other chemical inputs as may be needed in the future. REG, Inc. will utilize its best efforts to procure all basic chemical inputs necessary for production, and to:
•	Perform due diligence requirements for investigation of suppliers of the chemical inputs;

•	Provide analysis and audit of chemical suppliers;

•	Provide us with the specifications for chemical inputs being required of suppliers;

•	Purchase chemical inputs at competitive prices meeting specifications for use in our plant;

•	Review on a monthly basis the average prices we paid for chemical inputs, including comparisons to industry averages;

•	Negotiate for discounts where obtainable on chemicals;

•	Procure adequate chemical inputs to meet our production schedules;

•	Provide analysis and audit of bulk transportation suppliers; and

•	Arrange for transportation, logistics, and scheduling services for chemical input deliveries by suppliers.
Utilities
Our biodiesel plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We do not have any long term agreements for our utilities but receive them on a monthly invoice basis.
Electricity. We require a significant supply of electricity to operate our plant. Alliant Energy supplies us with our electricity needs, on a monthly basis at variable rates.
Water and Sewer. We require a significant supply of water to operate our plant. The City of Washington supplies us with water, on a monthly basis at variable rates. We have entered into an agreement to have our wastewater handled by the City of Cedar Rapids until the City of Washington has the capacity to handle our wastewater.
Natural Gas. We require a significant supply of natural gas. Alliant Energy supplies us with natural gas on a monthly basis at variable rates.
Rail. Our rail access is complete and we are currently shipping our soybean oil biodiesel by both rail and truck. The Iowa, Chicago & Eastern Railroad supplies our plant with rail service and REG makes all of our transportation arrangements.
New Products and Services
We have not introduced any new products or services during the fiscal year ended September 30, 2007 after the start up of the plant.
Government Regulation and Federal Biodiesel Supports
Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal ethanol supports. Current legislation may lead to increased demand for biodiesel in the United States over the next 10 years.
Renewable Fuels Standard
The most recent biodiesel supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4.7 billion gallons of renewable fuels in 2007, 5.4 billion in 2008, and increasing to 7.5 billion gallons by 2012.
On April 10, 2007 the EPA published final rules implementing the RFS program. The RFS program final rules were effective as of September 1, 2007. The new regulation proposes that 4.02% of all the gasoline sold or dispensed to United States motorists in 2007 be renewable fuel. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively the “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS.

Each RIN may only be counted once toward an obligated party’s Renewable Volume Obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. At least 80% of the Renewable Volume Obligation for a given calendar year must come from RINs generated that year. An obligated party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its Renewable Volume Obligation. If the obligated party fails to satisfy is Renewable Volume Obligation in a calendar year, the obligated party may carry the deficit forward for one year. Such deficit will be added to the party’s obligation for the subsequent year.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.
The 2007 proposed equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel an equivalence value of 1.5 (so that for each gallon of biodiesel used, the obligated party will receive one and one-half gallons credit towards its RFS compliance).
The increasing annual renewable fuels standards under the Energy Policy Act of 2005 may lead to an increase in U.S. demand for biodiesel in the long-term. However, the mandates of the RFS are expected to largely be met by ethanol and thus may have a much smaller impact on the biodiesel industry. The 2006 RFS was 4 billion gallons of renewable fuels, while the ethanol industry alone produced nearly 5 billion gallons of ethanol in 2006. By contrast, the National Biodiesel Board reported that only approximately 250 million gallons of biodiesel were produced in the United States in 2006. The RFS for 2007 is currently set at 4.7 billion gallons and the EPA recently announced that the RFS for 2008 will be 5.4 billion gallons. Current ethanol and biodiesel production capacity combined is approximately 8.85 billion, according to the Renewable Fuels Association and National Biodiesel Board. While some ethanol and biodiesel production facilities produce less than their nameplate production capacity of biofuels, the total production capacity is significantly higher than the RFS for both 2007 and 2008. Furthermore, since the renewable fuels industry is expanding rapidly, in both biodiesel and ethanol production capacity, there is no assurance that additional production of renewable fuels will not continually outstrip any additional demand for biodiesel that might be created by the RFS. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand or the price at which we can sell our biodiesel. If the current high costs for feedstock such as soybean oil and animal fat continue to persist, we will be required to increase the sale price of our biodiesel in order to be profitable. In such a case, however, there are no assurances that we would be able to sell our biodiesel at such increased prices.
The Energy Policy Act of 2005 also provides for a tax subsidy for small biodiesel producers with total annual production capacities not exceeding 60 million gallons. The subsidy is applicable to the first 15 million gallons of Biodiesel produced annually and is available through 2012. The subsidy is equivalent to $0.10 credit per gallon of biodiesel produced annually and the maximum subsidy per biodiesel producer is $1.5 million.
Biodiesel Blender Tax Credit
The American Jobs Creation Act of 2004 originally created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oil and animal fats that are blended with petroleum biodiesel. VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin vegetable oil and animal fats. This includes esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system.

In addition to VEETC, the American Jobs Creation Act creates incentives for alternative fuel refueling stations. The energy bill conference agreement establishes a credit for installing alternative fuel refueling property. The provision permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for biodiesel in the short-term, it may help raise consumer awareness of alternative sources of fuel and could positively impact future demand for biodiesel.
VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005. Legislation has been introduced in Congress that may remove the sunset provisions of the VEETC, thereby making it a permanent tax credit. We cannot assure you that this legislation will be adopted
The Clean Air Act Amendment
Environmental laws such as the Clean Air Act Amendments that are aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring the reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011.
Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact motor engines. On the other hand, even though biodiesel contains virtually no sulfur (and therefore does not emit sulfur dioxide), biodiesel is able to supply lubricity, which makes biodiesel an attractive blending stock.
Energy Independence and Security Act of 2007
On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by this act. As of September 2007, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 1.85 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in this act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that most of the renewable fuel used to satisfy the expanded RFS created by this act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

Small Agri-Biodiesel Producer Tax Credit
The Energy Policy Act of 2005 also provides for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is available through December 31, 2010. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because Central Iowa Energy is organized as a limited liability company, this credit passes through to its members and is used as a credit against their federal income tax liability, subject to various limitations.
State Legislation
Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. However, Minnesota is the first and only state to mandate biodiesel use. The legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year.
Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
On May 30, 2006, the Governor of Iowa signed HF 2754 and HF 2759, two renewable fuels bills passed by the Iowa House and Senate during the 2006 legislative session. The purpose of the bills is to expand and fund consumer access to biodiesel and ethanol blended fuels through a RFS and a series of retail tax credits. HF 2759 provides retailers with an opportunity for cost sharing grants and provides funding for some of the programs contained in HF 2754. The incentives contained in HF 2754 include the following:
•	An Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019;

•	A retail tax credit for biodiesel blends of $0.03 per gallon for retailers who sell more than 50% biodiesel blends; and

•	An expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers.
While this legislation does not specifically require increased use of biodiesel, we anticipate that it will significantly encourage renewable fuels usage in Iowa, which may include increased biodiesel consumption in Iowa.
Effect of Government Regulation
The biodiesel industry and our business depend upon continuation of the federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal biodiesel supports would make it more costly for us to sell our biodiesel and could negatively impact our future financial performance.
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesl. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.

Competition
We operate in a very competitive environment. Biodiesel is a relatively uniform commodity where competition in the marketplace is predominantly based on price, consistent fuel quality, and to a lesser extent delivery service. We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies can produce biodiesel in a more efficient manner than we are able. We face competition for capital, labor, management, feedstock and other resources. Some of our competitors have greater resources than we currently have or will have in the future. Some of our competitors have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply. According to the United States Department of Agriculture, the 2007 soybean crop is estimated to yield approximately 2.6 billion bushels of soybeans. Since soybeans are an agricultural product, seasonal changes can affect the soybean yield. If fewer soybeans were produced in any given year, we could face significant competition from other biodiesel producers for soybean oil. This has increased soybean oil costs and could affect our ability to generate a profit and could reduce or eliminate the value of our units. Current soybean oil prices have reached levels where, at times, our costs of production have exceeded the price we receive for our biodiesel. The USDA reported on December 12, 2007 in its Oilseed Crop Outlook report that prices for soybean oil may continue to rise because farmers may plant too little soybean acreage in 2008 to remedy the narrowing gap with consumption.
We expect additional biodiesel producers to enter the market if the demand for biodiesel increases. When new producers enter the market, they will increase the supply of biodiesel in the market. If demand does not keep pace with additional supply, the selling price of biodiesel will likely decrease and we may not be able to operate our plant profitably.
In 2005, approximately 75 million gallons of biodiesel were purchased in the United States. The National Biodiesel Board reports that in 2006 approximately 250 million gallons of biodiesel were purchased in the United States. The National Biodiesel Board estimates that in 2007, 300 million gallons of biodiesel will be produced. We believe biodiesel production will continue to increase. Biodiesel plants are operating or have been proposed in a total of at least 42 states. The National Biodiesel Board estimates that as of September 7, 2007 there were 165 biodiesel companies actively producing biodiesel in the United States, 4 of which are planning to expand their operations to increase their annual production capacity. Additionally, 80 companies are constructing biodisesel plants that are anticipated to be complete within 18 months in the United States, including a proposed 120 million gallon per year plant in Dade City, Florida. With a projected annual production capacity of 120 million gallons, the Dade City, Florida plant will be significantly larger than any plant currently operating in the United States. Other large plants include the 100 million gallon per year Imperium Grays Harbor plant that recently became operational, the 85 million gallon per year Archer Daniels Midland Co. (ADM) plant in Velva, North Dakota, the 86 million gallon per year Green Earth Fuels of Houston plant in Houston, Texas. Additionally, there is an 80 million gallon per year plant owned by Louis Dreyfus Agricultural Industries, LLC under construction in Claypool, Indiana and an 80 million gallon per year plant owned by Delta Biofuels, Inc. currently operating in Natchez, Mississippi.
Currently, many biodiesel plants do not operate at their full production capacity. Should we continue to experience liquidity problems, we may cut back production or cease production altogether, either temporarily or permanently.
Currently, there are thirteen active biodiesel plants in Iowa, other than us. Renewable Energy Group, Inc. (REG), located in Ralston, Iowa produces biodiesel primarily from feedstock produced at its soybean crushing facility. We have entered into a design-build agreement and a management and operational services agreement with REG, making REG a third party we are dependent upon and a direct competitor of our company. The Ralston facility was previously owned by West Central Cooperative; however, West Central Cooperative combined all of its biodiesel-related products and services under REG. The West Central Cooperative facility began producing biodiesel on a small scale in 1996-1997, then constructed a continuous flow biodiesel production facility in 2002 capable of producing 12 million gallons of biodiesel annually. REG is in the process of constructing two 60 million gallon per year biodiesel refineries to be owned and operated by REG. One will be located in Emporia, Kansas, and one will be located in St. Rose, Louisiana.

A second biodiesel producer in Iowa is Ag Processing Inc. (AGP) in Sergeant Bluff. This facility produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa. AGP recently completed an expansion increasing its production capacity from 7 to 12 million gallons per year. The company has also announced plans for another plant expansion that would increase its production capacity to approximately 30 million gallons per year.
A third biodiesel production facility in Iowa is Soy Solutions of Iowa, LLC located in Milford, Iowa. This is a stand-alone facility that purchases soybean oil from the market. The facility has the capacity to produce approximately 2 million gallons annually, and utilizes virgin soybean oil as its sole feedstock.
A fourth biodiesel production facility in Iowa is Western Iowa Energy, LLC located in Wall Lake, Iowa. This facility has the capacity to produce 30 million gallons annually and utilizes both soybean oil and animal fats as its feedstock. This biodiesel plant was constructed by REG and is currently managed by REG.
A fifth biodiesel production facility in Iowa is Cargill Inc. located in Iowa Falls. Cargill’s facility has an annual production capacity of 37.5 million gallons and is currently the largest biodiesel plant operating in Iowa. Cargill uses soybean oil as its primary feedstock and is located adjacent to its soybean crush facility.
The sixth biodiesel production facility in Iowa is Clinton County BioEnergy, L.L.C. located in Clinton, Iowa. This facility has the capacity to produce 10 million gallons annually and uses soybean oil as its primary feedstock.
The seventh biodiesel production facility in Iowa is Tri-City Energy near Keokuk, Iowa. The facility has the capacity to produce 5 million gallons of biodiesel per year.
The eighth operating biodioesel production facility in Iowa is Central Iowa Energy. Central Iowa Energy has capacity to produce 30 million gallons of biodiesel per year, from either vegetable oil or animal fat, and is located near Newton, Iowa. This biodiesel plant was constructed by REG and is currently managed by REG.
The ninth operating biodiesel production facility in Iowa is Freedom Fuels, LLC near Mason City, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year.
The tenth operating biodiesel plant is Western Dubuque Biodiesel located in Farley, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year from vegetable oil. The biodiesel plant was constructed by REG and is currently managed by REG and is currently producing biodiesel from soybean oil.
The eleventh plant is East Fork Biodiesel, LLC, which constructed a 60 million gallon plant in Algona, Iowa. East Fork Biodiesel will be the largest biodiesel plant in Iowa, however, it has currently suspended operations.
The two remaining plants are operated by Sioux Biochemical, Inc. and Riksch Biofuels L.L.C. Sioux Biochemical has capacity to produce 1.5 million gallons of biodiesel each year and Riksch Biofuels has capacity to produce 10 million gallons of biodiesel each year.
According to the Iowa Renewable Fuels Association, there are at least 2 companies in Iowa that have biodiesel plants under construction. Also, Maple River Energy, LLC has a 5 million gallon per year facility under construction near Galva, Iowa. Finally, Soy Energy, LLC started construction on a 30 million gallon per year biodiesel plant in Marcus, Iowa but has discontinued construction.
When these new plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 350 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have previously announced plans to construct biodiesel facilities in Iowa. Southern Iowa BioEnergy, LLC plans to build a 30 million gallon per year multi-feedstock plant near Osceola, and Farmer’s Cooperative Company intends to construct a 30 million gallon per year multi-feedstock plant near Marble Rock. Additionally, Hawkeye Bio Energy, LLC intends to construct a 60 million gallon per year multi-feedstock plant near Camanche. Northern Bio Energy, LLC is planning to construct a 60 million gallon per year biodiesel facility near Estherville. Natural Innovative Renewable Energy, LLC plans to construct a 60 million gallon per year plant in Plymouth County Iowa. These companies are in the process of raising equity for their biodiesel facilities. It should be noted that recent efforts to raise equity for some biodiesel facilities have been unsuccessful.

While REG markets our biodiesel to end users throughout the United States, biodiesel plants in Iowa are direct competitors for local end users and resources other than customers. We compete with the plants in Iowa for capital, labor and management. These resources tend to be utilized from a local market, and additional strains placed on these resources by increased competition in Iowa could result in our company being forced to expend additional funds on recruiting labor and management to relocate from other areas. In addition, while we may receive feedstock from areas beyond the state of Iowa, the most cost-efficient feedstock will likely come from local suppliers, as this will reduce transportation costs. We directly compete with Iowa biodiesel plants for business from a limited number of local feedstock suppliers. Local end users will also be the most cost-efficient customers for REG, due to reduced transportation expenses. Therefore, we compete directly with Iowa biodiesel producers, including REG, for these local customers.
Our management and operational services agreement with REG does not prevent REG from providing marketing and sales services for our competitors. If REG provides marketing and sales services for the biodiesel of our competitors, the result will be increased competition among those biodiesel producers. Biodiesel producers that work with REG, including our company, rely on REG to market their biodiesel and if REG cannot market all of the biodiesel it has committed to sell, then all of the biodiesel producers that work with REG are at risk that this loss will be allocated to them.
The following map produced by the National Biodiesel Board indicates the locations of current active plants in the U.S as of September 7, 2007. Active plants are those companies that are actively producing biodiesel.
Commercial Biodiesel Production Plants (September 7, 2007)

NATIONAL BIODIESEL BOARD

Commercial Biodiesel Production Plants (September 7, 2007)

165 Plants
BQ-9000 Accredited Producers

Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf

The following table provides a list of the active biodiesel plants in the United States as of September 7, 2007, as reported by the National Biodiesel Board. Some newly constructed plants, are not listed.

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
AL
	Alabama Biodiesel Corporation	Moundville		Soy
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soy
	Eagle Biodiesel, Inc.	Bridgeport	30,000,000
	Independence Renewable Energy Corp	Perdue Hill	40,000,000	Multi Feedstock
AR
*	FutureFuel Chemical Company	Batesville	24,000,000	Multi Feedstock
	Patriot Biofuels	Stuttgart	3,000,000	Multi Feedstock
AZ
	Amereco Arizona, LLC	Arlington	15,000,000	Multi Feedstock
CA
	Bay Biodiesel, LLC	San Jose	3,000,000	Soy
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Central Valley Biofuels, LLC	Orange Cove		Soy, Cottonseed
	Energy Alternative Solutions, Inc.	Gonzales	4,000,000	Multi Feedstock
	Evergreen Biodiesel	Big Oak Flat	50,000	Recycled Cooking Oil
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	So Cal Biofuels, Inc.	Anaheim	1,100,000	Yellow Grease
	Yokayo Biofuels, Inc.	Ukiah	250,000	Recycled Cooking Oil
CO
	American Agri-diesel LLC	Burlington	6,000,000	Soy
	Bio Energy of America	Denver	10,000,000	Soy
	Bio Energy of America	Denver	8,000,000	Soy
	Great White Bottling, Inc.	Denver	1,300,000	Soy
CT
	Bio-Pur Inc.	Bethlehem	1,000,000	Multi Feedstock
DE
	Mid-Atlantic Biodiesel	Clayton	6,500,000	Multi Feedstock
FL
	Agri-Source Fuels, Inc.	Dade City	30,000,000	Multi Feedstock
*	Purada Processing, LLC	Lakeland	18,000,000	Soy
GA
	ECO Solutions, LLC	Chatsworth	25,000,000	Multi Feedstock
	Farmers & Truckers Biodiesel of Georgia, LLC	Augusta	5,000,000	Poultry Fat Plant Oils, Animal
	Georgia Biofuels Corp.	Loganville	1,000,000	Fats
	Middle Georgia Biofuels	East Dublin	2,500,000	Multi Feedstock
*	Peach State Labs	Rome		Soy
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soy
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	500,000	Recycled Cooking Oil
	Pacific Biodiesel	Honolulu	1,000,000	Recycled Cooking Oil
IA
*	AGP	Sergeant Bluff	30,000,000	Soy
*	Cargill	Iowa Falls	37,500,000	Soy
	Central Iowa Energy, LLC	Newton	30,000,000	Multi Feedstock
	Clinton County BioEnergy	Clinton	10,000,000	Soy
	Freedom Fuels, LLC	Mason City	30,000,000	Soy
*	Renewable Energy Group, Inc.	Ralston	12,000,000	Soy

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn Oil
	Soy Solutions	Milford	2,000,000	Soy
	Tri-City Energy	Keokuk	5,000,000	Soy
	Western Dubuque Biodiesel	Farley	30,000,000	Soy
*	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
ID
	Blue Sky Biodiesel, LLC	New Plymouth	10,000,000	Soy
IL
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soy
	Midwest Biodiesel Products, Inc.	South Roxanna	30,000,000	Soy
*	Stephan Company	Millsdale	22,000,000	Soy
IN
	e-biofuels, LLC	Middletown	25,000,000	Soy
	Evergreen Renewables	Hammond	5,000,000	Soy
	Heartland Biofuel	Flora	450,000	Soy
	Integrity Biofuels	Morristown	10,000,000	Soy
	P.E.C. Biofuels IN, Inc.	Elkhart
KS
	Healy Biodiesel, Inc.	Sedgwick	1,000,000	Recycled Cooking Oil
	Krystal Clean Biofuels	Kansas City		Multi Feedstock
	Salemby Resources	Burden		Canola
KY
*	Griffin Industries	Butler	2,000,000	Multi Feedstock
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soy
LA
	Allegro Biodiesel Corporation	Pollock	12,000,000	Soy
MA
	MPB Bioenergy, LLC	West Bridgewater	500,000	Recycled Cooking Oil
MD
	Maryland Biodiesel	Berlin	1,000,000	Soy
ME
	Bio Renewable Fuels	Fairfield	10,000,000	Yellow Grease
MI
	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Soy
	NextDiesel	Adrian	20,000,000	Multi Feedstock
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000	Multi Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
	Midwest Renewable, LLC	Menahga	4,000,000	Soy
*	Minnesota Soybean Processors	Brewster	30,000,000	Soy
*	Soymor	Albert Lee	30,000,000	Soy
MO
	Global Fuels, LLC	Dexter	3,000,000	Multi Feedstock
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock
	Mid America Biofuels, LLC	Mexico	30,000,000	Soy
	Missouri Better Bean	Bunceton	15,000,000	Multi Feedstock
	Missouri Bio-Products, Inc.	Bethel	2,000,000	Multi Feedstock
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Channel Chemical Corporation	Gulfport	5,000,000	Soy
	Delta Biofuels, Inc.	Natchez	80,000,000	Multi Feedstock
	North Mississippi Biodiesel	New Albany	7,000,000	Soy
NC
	Blue Ridge Biofuels	Asheville	1,000,000	Multi Feedstock
	Evans Environmental Energies, Inc.	Wilson	6,000,000
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock
	Gortman Biofuel, LLC	Winston Salem	100,000

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Soy
	Piedmont Biofuels	Pittsboro	4,000,000	Multi Feedstock
	Smoky Mountain Biofuels, Inc.	Dilsboro
ND
	ADM	Velva	85,000,000	Canola
NE
	Horizon Biofuels, Inc.	Arlington	500,000	Animal Fat
	Pioneer Biodiesel, LLC	Gering	2,000,000	Soy
	Wyobraska Biodiesel, LLC	Gering	10,000,000	Soy
NJ
	Eastern Biofuels, LLC	Newark	24,000,000	Soy
	Fuel Bio One, LLC	Elizabeth	50,000,000	Multi Feedstock
NM
	Rio Valley Biofuels, LLC	Anthony		Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	5,000,000	Multi Feedstock
NY
	North American Biofuels Company, Inc.	Bohemia	2,500,000	Trap Grease, Recycle Cooking Oil Soy
	Sheppard Grain, Inc.	Phelps		Soy
OH
	Agrifuels, LLC	Breman	3,000,000	Soy
	American Ag Fuels, LLC	Definance	1,500,000	Multi Feedstock
	Center Alternative Energy Company	Cleveland	5,000,000	Soy
	Jatrodiesel, Inc.	Miamisburg	5,000,000	Multi Feedstock
	PEC Biofuels	Hicksville	7,500,000	Soy
*	Peter Cremer	Cincinnati	30,000,000	Soy
OK
	Earth Biofuels, Inc.	Durant	10,000,000	Multi Feedstock
	Green Country Biodiesel, Inc.	Chelsea	2,500,000	Soy
OR
	Green Fuels of Oregon, Inc.	Klamath Falls	1,000,000	Canola
	SeQuential-Pacific Biodiesel, LLC	Salem	1,000,000	Multi Feedstock
PA
	Biodiesel of Pennslyvania, Inc.	White Deer	1,500,000	Soybean Oil
	Keystone BioFuels, Inc.	Shiremanstown		Soy
	Middletown Biofuels, LLC	Middletown	2,000,000	Soy
	Soy Energy, Inc.	New Oxford	1,500,000	Soy
	United Biofuels, Inc.	York	1,500,000	Soy
	United Oil Company	Pittsburgh	5,000,000	Multi Feedstock
RI
	Mason Biodiesel, LLC	Westerly	2,500,000	Soy
SC
*	Carolina Biofuels, LLC	Greenville	30,000,000	Soy
	Southeast BioDiesel, LLC	Charleston	6,000,000	Multi Feedstock
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Soy
TN
	Agri-Energy, Inc.	Louisburg	5,000,000	Soy
	BIG Biodiesel, LLC	Pulaski	250,000	Soy
	Biofuel of Tennessee, LLC	Decaturville	10,000,000	Soy
	Blue Sky Biodiesel, Inc.	Wartburg	3,000,000	Multi Feedstock
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Soy
	NuOil	Counce	1,500,000	Soy
	TN Bio Energy	Summitville		Soy
TX
	Agribiofuels, LLC	Dayton	12,000,000	Cottonseed, Soy
	AgriMax Fuels, LLC	Channelview	3,000,000	Soy
	Biodiesel Industries of Greater
	Dallas-Fort Worth	Denton	3,000,000	Multi Feedstock

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	BioSelect Fuels (GBBLP)	Galveston	21,000,000	Multi Feedstock
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Cottonseed, Soy, Canola
	Central Texas Biofuels	Giddings	1,500,000	Soy
	ECO Friendly Products, Inc.	Channelview	3,000,000	Multi Feedstock
	GeoGreen Fuels	Gonzales	3,000,000	Multi Feedstock
	Green Earth Fuels of Houston, LLC	Galena Park	86,000,000	Multi Feedstock Cottonseed, Animal
*	Huish Detergents	Pasadena	15,000,000	Palm
*	Johann Haltermann Ltd	Houston	20,000,000	Soy
	Kemlink Energy, Inc.	Pasadena	2,500,000	Multi Feedstock
	Momentum Biofuels, Inc.	Pasadena	20,000,000	Soy, tallow
	New Fuel Company	Dallas	250,000	Multi Feedstock
	NMM, Ltd	Channelview	1,000,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	30,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,500,000	Multi Feedstock
	SAFE Renewable Corp.	Conroe	30,000,000	Soy
	Smithfield Bioenergy LLC	Cleburne	12,000,000	Multi Feedstock
	SMS Envirofuels	Poteet	6,000,000	Soy
	Valco Bioenergy	Harlingen	3,000,000	Cottonseed
UT
	Better Biodiesel	Spanish Fork	9,000,000	Multi Feedstock
	Denali Industries, LLC	American Fork	3,800,000	Multi Feedstock
VA
	Cheasapeake Custom Chemical	Ridgeway	5,000,000	Soy
	RECO Biodiesel, LLC	Richmond	10,000,000	Soy
	Renroh Environmental Company	South Boston	80,000
	Virginia Biodiesel Refinery	New Kent	7,000,000	Soy
WA
	Central Washington BIodiesel, LLC	Ellensburg		Multi Feedstock
	Gen-X Energy Group, Inc.	Burbank	15,000,000	Multi Feedstock
	Imperium Grays Harbor	Hoquiam	100,000,000	Multi Feedstock
	Olympic Biofuels, LLC	Poulsbo	200,000	Multi Feedstock
*	Seattle Biodiesel	Seattle	5,000,000	Multi Feedstock
	Standard Biodiesel USA Inc.	Arlington	5,000,000	Waste Vegetable Oil
WI
	Renewable Alternatives	Manitowoc		Soy
	Sanimax Energy Inc.	Deforest	20,000,000	Multi Feedstock
	Walsh Bio Diesel, LLC	Mauston	5,000,000	Soy
WY
	Blue Sky Biodiesel, LLC	Cheyenne	5,000,000	Soy

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.
The majority of plants, and certainly the largest biodiesel producers utilize soybean oil as the feedstock to produce biodiesel. This ratio is likely to change over time as more producers design their plants with the capability to use multiple feedstocks as a result of recent high soybean oil prices. This means that we compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of our raw materials. Since most biodiesel is made from soybean oil, additional biodiesel production will likely continue to increase the cost of soybean oil. This will make it more expensive for us to produce our biodiesel. The increased cost will negatively impact our ability to make a profit. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. The reason for this inability to pass along increased costs is that in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased or no profits. We are currently experiencing very high soybean oil prices that in some cases have prevented us from selling our biodiesel profitably. If we continue to experience high feedstock costs for a sustained period of time, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated. This may lead to temporary or permanent shutdowns at the biodiesel plant.

Many current plants are capable of using only vegetable oil as a feedstock. Our plant is able to use multiple types of feedstock, allowing us to use whichever is cheaper at any given time to produce our biodiesel. The cost of the feedstock is the largest component associated with biodiesel production. In addition, animal fat-based biodiesel has some favorable advantages to soy-based biodiesel, such as better lubricity and lower nitrogen oxide (NOx) emissions. However, animal fat based biodiesel may not be suitable for use during the winter months in colder climates due to its tendency to gel at lower temperatures. This may limit our feedstock choices during winter months. There may be a time when using feedstock other than soybean oil for our biodiesel production is more cost effective. The flexibility of our plant to use multiple feedstocks will be beneficial should this occur.
Competition from Other Fuel Sources
Biodiesel Competition
Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of your investment.
In addition, the Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that will be made available for retail sale beginning in October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. According to the March 2006 edition of Biodiesel Magazine, many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive.
Glycerin Competition
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. The biodiesel industry could produce as much as 200 million pounds of glycerin this year alone.
In February 2005, the price of pharmaceutical grade glycerin produced in the United States was approximately $0.445 per pound and by March 2006, the price of pharmaceutical grade glycerin had declined to approximately $0.350 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities. The price of pharmaceutical grade glycerin further declined in the first half of October 2006 to $0.280 per pound. In February 2005, the price of crude glycerin produced in the United States was approximately $0.410 per pound and by July 2006 the price of crude glycerin had declined to $0.025 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities.
The tremendous increase in supply has caused the price of glycerin to decrease substantially in the last year. According to Biodiesel Magazine in September 2007, smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. If the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin. Recently, there has been a gradual, steady increase in market pricing coming from an increase in demand. As stated in the September 2007 issue of Biodiesel Magazine, Renewable Energy Group Inc. (REG), who markets glycerin for six biodiesel plants in its network, is currently receiving between 6 and 10 cents a pound for unrefined glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product.

Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin.
Dependence on One of a Few Major Customers
We have entered into a marketing contract with REG in which REG markets all biodiesel and glycerin produced at the facility. Therefore, we are highly dependent on REG for the successful remarketing of our products. REG provides market analysis of biodiesel supply and demand; market access to distribution channels developed by REG; analysis and audit of biodiesel customers, including creditworthiness; provides marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility’s products; provides transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. Any loss of REG as our marketer for our products or any inability of REG to successfully market our products could have a significant negative impact on our revenues. Although we expect that we would be able to secure alternative marketers if necessary, we have no agreements with alternative marketers at this time.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. We have obtained all of the permits required to construct the plant. As of September 30, 2007 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any costs related to environmental compliance and permitting have been paid by REG. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
We are subject to oversight activities by the EPA. We have obtained an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims could have an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
Currently we have hired 25 full-time employees to operate our biodiesel facility. We anticipate we may hire another employee or two in the future, depending upon our needs. In addition to the employees we have already hired, REG has hired a General Manager and Operations Manager who direct the operations of the biodiesel facility. The General Manager and Operations Manager are employees of REG. REG hired Alan Yoder to serve as the General Manager of our facility and Glen Hansel as the Operations Manager. REG provides for the compensation of our General Manager and Operations Manager.
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
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.
We are experiencing liquidity issues which could require us to cease operations. We recently commenced production of biodiesel at our plant. We are experiencing liquidity issues associated with the high cost of our raw materials and the ordinary delay between when we purchase those raw materials and when we receive payments from REG for our finished products. This has resulted in a situation where we are short on cash. This could cause us to scale back production at our biodiesel plant, or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We recently entered into an agreement to accelerate our payment on receivables with REG which helped our liquidity issues. However, this agreement expired and we have not entered into another agreement to accelerate our payments on receivables with REG or anyone else. We have already had several temporary shut downs at the plant and are not operating at full capacity. Should we not be able to continue to secure the cash we require in order to pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.

We have a history of losses and may not ever operate profitably. From our inception on April 14, 2005 through September 30, 2007, we incurred an accumulated net loss of approximately $3,778,508. There is no assurance that we will be successful in our efforts to operate the biodiesel plant. Even if we successfully meet all of our objectives, there is no assurance that we will be able to operate profitably. We are experiencing very high raw material costs and low biodiesel prices that in some case have been less than our production costs. Should we continue to endure the current high raw material costs without an increase in the price we receive for our biodiesel or glycerin, we may have to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
Our business is not diversified. Our success depends largely upon our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and glycerin. We have no other line of business to fall back on if the biodiesel business declines or if our biodiesel plant cannot operate at full capacity for any extended period of time. Should we continue to experience difficulty operating our biodiesel plant, the value of our units may decrease or be eliminated.
Our financial performance depends significantly on soybean oil prices, and generally we cannot pass on increases in input prices to our customers. Our biodiesel production requires substantial amounts of soybean oil. Soybeans, which are used to produce soybean oil, as with most other crops, are affected by weather, disease and other environmental conditions. The price of soybeans and consequently soybean oil, is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of soybeans and soybean oil can significantly affect our business. Generally, higher soybean and soybean oil prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased soybean oil costs to our customers. The price of soybeans has fluctuated significantly in the past and may fluctuate significantly in the future. If the current period of high soybean prices were to be sustained for some time, our profitability may suffer because of the higher cost of operating our plant and may make biodiesel production unprofitable.
We cannot offer any assurance that we will be able to offset any increase in the cost of soybean oil by increasing the price of our products because the price which we receive for our biodiesel depends largely on the price of petroleum-based diesel along with certain government incentives. If we cannot offset increases in the cost of soybean oil, we may operate unprofitably which could decrease or eliminate the value of our units.
We are in competition with REG, our design-builder and manager, which could place us at a competitive disadvantage and cause a conflict of interest for our manager. We entered into an agreement with REG to design, engineer and build the processing facility. In addition, we have contracted with REG for management, feedstock procurement and marketing services for our plant. We anticipate being highly dependent upon REG to procure our inputs and market our products. We are also highly dependent upon REG’s experience and ability to train personnel in operating the plant. Further, if our plant does not operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facility in Ralston, Iowa and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG, our design-builder and manager, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facility and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant. Although we have entered into a management and operational services agreement with REG for management and marketing services, there is no assurance that REG’s performance of these services is not compromised by its own biodiesel production operations.
We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent upon our directors to operate the biodiesel plant. Most of our directors are experienced in business generally but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors. REG has hired Al Yoder to be General Manager and Glen Hansel to be Operations Manger of the plant and they have experience with production facilities. However, REG may not be successful in retaining such individuals because of the competitive market for such individuals. New plants are continually being constructed and there are a limited number of individuals with expertise in this area. In addition, REG may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. REG’s failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure. If Iowa Renewable Energy fails, our members could lose all or substantially all of their equity interest.

We depend upon REG and its affiliates for its expertise in the biodiesel industry and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage. Renewable Energy Group, Inc. (REG) of Ralston, Iowa, is a recently established entity formed through a combination of the biodiesel management services business of West Central Cooperative, InterWest, L.C. and the biodiesel plant construction business of Renewable Energy Group, LLC, also of Ralston, Iowa. West Central Cooperative is a farmer-owned cooperative that specializes in soy processing operations, including the manufacture and sale of biodiesel and procurement of feedstock. REG’s objective is to offer a comprehensive set of management, procurement, marketing and construction services to the biodiesel industry. REG has also announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and it already owns a biodiesel plant. This means that REG and its affiliates are competitors as well as management and construction service providers.
We have entered into a design-build agreement with REG to design, engineer and build the processing facility. In addition, we have entered into an agreement with REG for management, feedstock procurement and marketing services for our plant. Any loss of this relationship with REG or its affiliates may result in the failure of our business. Significant costs and delays would likely result from the need to find other consultants. In addition, any failure to perform under our agreements by REG may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our members could lose all or substantially all of their equity interest.
We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. We have sought to minimize the risks from fluctuations in the prices of soybean oil and the price of biodiesel through the use of hedging instruments. We have a trading account with FC Stone LLC to facilitate our trades. Our board, with the assistance of REG, is responsible for making hedging decisions. We have created a hedging committee made up of directors to address our hedging needs and the committee also consults with REG on hedging decisions. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices.
Hedging activities themselves can result in costs because price movements in soybean oil contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which such derivative instruments as soybean oil contracts are impacted by price fluctuations in the cost of soybean oil. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
As of September 30, 2007, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $510,247. This is due primarily to losses realized on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. We had a short position with respect to home heating oil, which climbed to record high prices in 2007, resulting in significant hedging losses. Our hedging losses as of September 30, 2007 were partially offset by higher-priced biodiesel sales. If we continue to realize losses with respect to our derivative instruments, our net loss could increase.

Risks Related to Operation of the Biodiesel Plant
We depend on key suppliers, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of our units. We are highly dependent upon REG or its affiliates for the operations of the plant. Should REG fail to perform in any manner significant to our operations, our project could fail and our members could lose some or all of the value of their investment. Further, we are depending on REG’s assessment of the cost and feasibility of operating our plant. If REG’s assessment of the cost and feasibility of operating our plant are incorrect, we may encounter unforeseen costs or difficulties in the operation of our plant which could affect our profitability or force us to abandon our business.
We are also highly dependent upon REG’s experience and ability to train personnel in operating the plant. Further, if our plant does not operate to the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG may not be able to address such deficiency in an acceptable manner. Failure to do so could cause us to cease production of biodiesel, either temporarily or permanently, which could damage our ability to generate revenues and reduce the value of our units.
We are highly dependent upon REG to procure our inputs and market our products. REG has already had difficulty is selling our of our biodiesel and acquiring prompt rail service for our goods and feedstock needs. If REG does not perform its obligations pursuant to our management and operations services agreements we may be unable to specifically enforce our agreement which could negatively affect the value of our units. Our reliance on REG may place us at a competitive disadvantage. Our reliance on REG is of particular concern given that REG has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and REG already owns one biodiesel plant. This means that REG and its affiliates are competitors for many aspects of our business including: feedstock procurement, biodiesel marketing, as well as management service providers and employees.
Changes in production technology could require us to commit resources to updating the biodiesel plant or could otherwise hinder our ability to compete in the biodiesel industry or to operate at a profit. We expect advances and changes in the technology of biodiesel production to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. The plant is a single-purpose facility and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. The value of our units could decline if changes in technology cause us to operate the plant at less than full capacity for an extended period of time or cause us to abandon our business. Further, more efficient technologies might be developed in the future that we cannot implement that would allow our competitors to produce biodiesel in a more cost effective manner than us.
Risks Related to Biodiesel Production
The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in additional plant shut downs and decreased revenues. On November 14, 2007, the United States Department of Agriculture (“USDA”) reported the October average price of soybean oil was approximately $0.38 per pound. In the USDA’s November 14, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.38 to $0.42 per pound which is $0.03 higher than the September forecast. The twenty-year average price for soybean oil is approximately 21 cents per pound. The USDA’s Economic Research Service preliminarily reported on October 15, 2007 that the September average for soybean oil was 36.89 cents per pound. December soybean oil future contracts at the end of September exceeded 40 cents per pound. This is significantly higher than the soybean oil prices we anticipated when we performed our feasibility study prior to constructing the biodiesel plant. This increase in forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. The USDA reported on December 12, 2007 in its Oilseed Crop Outlook report that prices for soybean oil may continue to rise because farmers may plant too little soybean acreage in 2008 to remedy the narrowing gap with consumption. Our plant is capable of using alternate feedstocks, however, demand and price are increasing for alternatives as well. In a November 14, 2007 report the USDA predicted lard and edible tallow will cost approximately $0.28 and $0.27 per pound, respectively, in 2006-2007, up from $0.22 and $0.19, respectively, in 2005. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 to $0.35 to $0.39 for lard and $0.34 to $0.38 for edible tallow. We have already had to accelerate the payments of our receivables on a short-term basis in order to have the cash necessary to purchase feedstock for start-up. If we cannot obtain adequate supplies of feedstock at affordable costs, then we may be forced to continue to shut down the plant, either temporarily or permanently. Shut downs and increased feedstock prices may reduce our revenues from operations which could decrease or eliminate the value of our units.

Declines in the prices of biodiesel and its co-products may have a significant negative impact on our financial performance and the value of our units. Our revenues are greatly affected by the price at which we can sell our biodiesel and its co-products, primarily glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand for biodiesel, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production of biodiesel continues to rapidly expand at this time. But, demand may not increase to meet the increase in supply. The increased production of biodiesel without corresponding increases in demand may lead to lower biodiesel prices. Any lowering of biodiesel prices may further reduce our revenues, causing a reduction in the value of our units.
In addition, increased biodiesel production will lead to increased supplies of co-products from the production of biodiesel, such as glycerin, which may lead to lower prices for our co-products. Glycerin prices in the United States and Europe have already declined over the last several years due to increased biodiesel production and the resulting saturation of the glycerin market. Increased supplies of co-products could outpace demand, which could lead to lower prices for our co-products. If the price of glycerin declines, our revenue from glycerin may be substantially compromised. Increased expenses and decreased sales prices for our products may result in less income, which would decrease our revenues and result in a decrease in the value of our units.
Our business is sensitive to feedstock prices and the availability of adequate supplies of feedstock. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue and reduce the value of our units. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. REG has agreed to procure adequate quantities of feedstock for our plant at competitive prices. We still pay for our feedstock, however, and may pay varying prices for it, depending upon the terms under which REG can obtain feedstock. Because there is little or no correlation between the cost of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs may result in decreased profitability. If we experience a sustained period of high feedstock costs, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated which could decrease or eliminate the value of our units.
If we are forced to continue to temporarily cease operating our biodiesel plant for any reason, we might not be able to meet our current liabilities or our losses may be increased. If we are forced to continue to temporarily cease operations at our biodiesel plant, either because we cannot sell the biodiesel we are producing, because of defects in our equipment at the plant, due to violations of environmental law, or any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production permanantly, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan. If the plant ceases to operate for enough time, we might not be able to continue operating the plant and our members could lose some or all of their investment.
We are at a disadvantage in marketing our glycerin because our plant will not produce pharmaceutical grade glycerin, thereby decreasing the market for the glycerin we produce. The price of glycerin has decreased dramatically in the United States due to oversupply in part from increased biodiesel production. A major use of glycerin is in the production of drugs. The glycerin our plant produces however is not pharmaceutical grade glycerin. This limits our ability to market the glycerin produced by our biodiesel plant. The glycerin we produce has to be purified in order for it to be used in pharmaceutical applications. Since the market in which we can sell our glycerin is limited, we might not be able to sell all of the glycerin we produce or we may not be able to sell our glycerin at a favorable price. If we cannot sell all of the glycerin we produce or cannot sell it at a favorable price, our ability to operate our biodiesel plant profitably might be adversely affected which could decrease the value of our units.

Our reliance upon third parties for feedstock supply may hinder our ability to profitably produce our biodiesel. In addition to being dependent upon the availability and price of feedstock supply, we are dependent on relationships with third parties, including feedstock suppliers. We have entered into a management and operational services agreement with REG. REG anticipates acquiring our feedstock from third parties. Assuming that REG can establish feedstock relationships, suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. REG has already encountered difficulty in obtaining enough feedstock for our plant to operate at full capacity. Suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units.
We are dependent on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability. We do not intend to have a sales force of our own to market our biodiesel and glycerin. We have entered into an agreement with REG to market our biodiesel and our glycerin. If REG breaches the contract or does not have the ability, for financial or other reasons, to market all of the biodiesel we produce, we will not have any readily available means to sell our biodiesel. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could decrease or eliminate the value of our units.
Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel can be effectively utilized in colder weather. The pour point of 100% soy-based biodiesel is approximately 25ºF. The pour point for tallow-based biodiesel is approximately 60ºF. The pour point for No. 2 low sulfur diesel fuel is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel with petroleum diesel in order to provide a biodiesel product that has an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 low sulfur diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. We are currently beginning to produce biodiesel made from animal fat and anticipate we will increase this production in the future, however, biodiesel made from animal fat gels at higher temperatures. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.
The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may cause a decrease in demand for our product in colder climates due to increased storage costs. This may result in decreased revenues for us which could decrease or eliminate the value of our units.
Risks Related to Feedstock Procurement
Our management and operational services agreement with REG does not address feedstock allocation between REG and its other customers which could lead to insufficient soybean oil to operate our plant and negatively affect our financial condition. We have entered into a management and operational services agreement with REG, whereby REG acquires the soybean oil that we require to operate our biodiesel plant. Our agreement does not address the way in which REG allocates soybean oil between us and the other customers for which REG acquires soybean oil. If a shortage of soybean oil were to occur, there is no provision in our management and operational services agreement that requires REG to supply us with the soybean oil we require as opposed to REG’s other customers, including REG’s own biodiesel facility. REG has already encountered difficulties in obtaining enough feedstock for us to operate the plant at full capacity. If a shortage of soybean oil continues, REG may not supply us with all of the soybean oil we require to operate the plant which could decrease our revenues and could decrease or eliminate the value of our units.

Risks Related to Our Financing Plan
The loans agreements under which we obtained financing for the construction of our biodiesel plant contain restrictive covenants. We have undertaken significant borrowings to finance the construction of the biodiesel plant. Our loan agreements with our lender contains restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. In addition, the covenants may restrict our ability to make distributions on the units without the prior consent of our lender. Failure to comply with these covenants may constitute an event of default under our loan agreements. We are not required to come into compliance with these covenants until the loan converts to a term loan, however, given our current situation we will likely not be in compliance with the covenants when they come into effect. No assurances can be given that we will be in compliance with any of the loan covenants contained in our loan agreements during our 2008 fiscal year. Further, no assurance can be given that our lender will be willing to waive any such non-compliance with one or more of these loan covenants during our 2008 fiscal year. A declaration of default under the loan agreements could have a material adverse impact on the Company’s financial condition and results of operations and could result in the acceleration of payments due under the agreement, imposition of higher interest rates or default, or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets.
We may be unable to raise additional capital in the event our funds from operations and our credit facilities are insufficient to fund our operations for the next twelve months. In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations or to otherwise comply with the covenants contained in our financing agreements with our lender during the next 12 months, the board of directors may decide to attempt to issue additional membership units in the Company through one or more private placements. In such event, however, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. Due to current market conditions in the biodiesel industry, such as the increasing costs of soybean oil, animal fats, and methanol, and increased competition for the sale of our biodiesel, we may not be able to attract sufficient numbers of investors to provide us with the necessary amount of additional capital. In such event, we may be forced to shut down the plant, either temporarily or permanently, or we may be unable to comply with the loan covenants contained in our financing agreements, which could constitute a default under our loan agreements entitling our lender to accelerate payments under our loan agreements or foreclose its lien or security interest in the assets securing the loans.
Our auditor has raised doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in the accompanying financial statements, we have generated accumulated losses of $3,778,508, have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern. See Note 8 to the financial statements. The financing agreements with our lender contain a covenant that allows the lender to consider us in default of the loan at any point that our lender considers our financial performance to be poor. In addition after six to twelve months from the conversion of our construction loan into the term loan the agreement provides for restrictive covenants which will require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. We may fail to comply with one or more of our loan covenants, including the working capital covenant, periodically throughout our 2008 fiscal year. Failure to comply with these loan covenants constitutes an event of default under the our loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the possibility of increasing the line of credit or what other steps we need to take to resolve this situation, but there can be no assurance that our lender will increase our line of credit or liquidity issues or waive any failure to comply with any one or more of the loan covenants after our fiscal year ended September 30, 2007. In the event our lender declared a default under the loan agreements and elected to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Our auditor’s doubts about our ability to continue as a going concern may make it difficult to raise any desired capital in the future. As discussed in the accompanying financial statements, our poor financial performance and other liquidity concerns and the projected non-compliance with one or more of the loan covenants contained in our financing agreements with our lender could cause our lender to declare a default under out loan agreement, has caused our auditor to raise doubts about our ability to continue as a going concern. See Note 8 to the financial statements. In the event that we need additional capital to comply with our liquidity issues or loan covenants or to otherwise fund our operations, our board of directors may decide to attempt to sell additional units through one or more private placement offerings. However, in the event the board of directors determines it is necessary to raise additional capital, the doubts relating to our going concern expressed by our auditor in the accompanying financial statements may make it difficult to raise the necessary capital. If we are unable to raise any additional capital deemed necessary by our board of directors, our members could lose some or all of their investment.

Risks Related to Biodiesel Industry
New plants under construction or decreases in the demand for biodiesel and glycerin, our co-product, may result in excess production capacity which could decrease our revenues and adversely impact our financial condition. The biodiesel manufacturing industry is experiencing rapid growth. In 2005, approximately 75 million gallons of biodiesel were produced in the United States. The National Biodiesel Board reported that in 2006 approximately 250 million gallons of biodiesel were sold in the United States. Further, the National Biodiesel Board estimates that 300 million gallons of biodiesel will be produced in 2007. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of operating biodiesel plants is approximately 1.85 billion gallons per year. However, some of these biodiesel plants do not operate at their full capacities. Further, reported plant construction and expansion, if realized, are expected to result in another 1.37 billion gallons of annual biodiesel production capacity, for total annual production capacity of almost 3.22 billion gallons. Biodiesel supply may outpace biodiesel demand which could lead to decreased biodiesel prices. This could affect our ability to operate our plant profitably and could result in a decrease in the value of our units.
Excess capacity in the biodiesel industry may also lead to increased competition for inputs. Biodiesel production at our plant requires significant amounts of soybean oil and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. Any increases in the cost of producing our biodiesel or decline in the price at which we can sell our biodiesel could decrease our net income and could negatively impact our ability to operate our plant profitably. This could result in a decrease in the value of our units.
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our revenues. In February 2005, the price of crude glycerin produced in the United States was approximately $0.41 per pound. The Biodiesel Magazine reported in December 2006 that crude glycerin was selling for $0.05 per pound, or less. This was primarily a result of oversupply due to increased biodiesel production. Renewable Energy Group Inc. (REG), who markets glycerin for six biodiesel plants in its network has seen a gradual, steady increase in the market price and is currently receiving between 6 and 10 cents a pound for unrefined glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and will negatively impact our future revenues and could reduce the value of our units.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase at a rapid pace. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the cost of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs may result in decreased or no profits. If we experience a sustained period of high feedstock costs, such costs may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated. Furthermore, REG has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and it currently owns a biodiesel plant. This means that REG and its affiliates are competitors for a limited supply of feedstock as well as management and construction service providers.
The biodiesel industry is becoming increasingly competitive and we compete with larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous entities considering the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. According to the National Biodiesel Board, as of September 7, 2007, there were 165 active plants with 4 planning to expand their operations. There were also 80 companies constructing new biodiesel plants in the United States.
Currently, there are 13 constructed biodiesel plants in Iowa, in addition to us. Additionally, according to the Iowa Renewable Fuels Association, there are at least 3 companies who are constructing biodiesel plants in Iowa. We compete with these other plants both in the sale of our biodiesel as well as in the procurement of raw materials. Some of our competitors have greater resources than us. If we cannot compete favorably with these other biodiesel producers in both the sale of our biodiesel and the procurement of feedstock for our plant, the value of our units may be adversely affected.

As the production of biodiesel fuel increases there may not be an adequate supply of railroad tank cars or trucks to distribute the biodiesel fuel produced by our plant. As more of the biodiesel production plants under construction and in the planning phase begin production, there exists an increasingly large supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail tank cars or trucks to distribute the fuel which is produced. This problem has affected the agriculture industry for years and there are already reports of rail tank car shortages becoming a problem for the biodiesel industry. We have already experienced difficulty in receiving prompt railroad tank service, and may continue to have this problem in the future.
Risks Related to Regulation and Governmental Action
Loss of favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. Although the biodiesel industry has grown with few state or federal incentives, the incentives that do exist could be repealed at any time. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004, which created biodiesel tax credits. Although the biodiesel mixture credit and the biodiesel fuels credit were extended by the Energy Policy Act of 2005, they are now set to expire on December 31, 2008. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and revenues by making it more costly or difficult to produce and sell biodiesel. This could result in the failure of our business and could reduce or eliminate the value of our units.
A change in environmental regulations or violations thereof could result in the devaluation of our units. We are subject to extensive air, water and other environmental regulations. We have obtained all of the permits required to construct the plant and have obtained all the permits currently required to operate the plant. In addition, biodiesel producers are required to satisfy the fuel quality standards of the Environmental Protection Agency. This is part of the BQ 9000 standard which typically takes six months to complete once the plant has met its scheduled name plate production standards. Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the proper time, we may be required to spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may increase our losses and could reduce or eliminate the value of our units.
Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. We expect that one or more employees or associates of REG will continue to advise our directors. We anticipate REG to continue to be involved in substantially all material aspects of our operations. We have entered into an agreement with REG under which REG acquires feedstock and the basic chemicals necessary for our operation, and to perform the sales and marketing functions for our plant. It is possible that REG may purchase our units. There is no assurance that our arrangements with REG are as favorable to us as they could have been if obtained from unrelated third parties. In addition, because of the extensive roles that REG has in the operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. Such conflicts of interest may increase our losses and reduce the value of our units and could result in reduced distributions to investors.
REG and its affiliates may also have conflicts of interest because employees or agents of REG are involved as owners, creditors and in other capacities with other biodiesel plants in the United States. We cannot require REG to devote its full time or attention to our activities. As a result, REG may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant.

Our directors may have relationships with individuals, companies or organizations with which we do business which may result in conflicts of interest. There may be business relationships between our directors and other individuals, companies or organizations with which we do business that may pose potential conflicts of interest with us. For example, from the beginning of our business, we entered into consulting agreements with The Biodiesel Group. Five of our directors are also directors on the board of The Biodiesel Group. Further, these five directors who are members of The Biodiesel Group currently are involved with three other biodiesel producers in Iowa. Of these five directors who are involved in The Biodiesel Group, Warren Bush, Bill Horan and Denny Mauser sit on the board of directors of Iowa Renewable Energy, LLC, Western Dubuque Biodiesel, LLC, Central Iowa Energy, LLC, and Western Iowa Energy, LLC. Tom Schroeder sits on the board of directors of Western Dubuque Biodiesel, LLC, Iowa Renewable Energy, LLC and Central Iowa Energy, LLC. Mark Muench sits on the board of directors of Western Dubuque Biodiesel, LLC and Iowa Renewable Energy, LLC. This could lead to conflicts of interest for these directors. They may make decisions that benefit one of these other biodiesel producers and not us. In addition, Tom Schroeder, one of our directors, is employed as a commercial fleet sales manager for REG, our design-builder and marketer. These relationships may result in conflicts of interest with respect to transactions between us and the other individuals, companies or organizations if our directors and officers put their interests in other companies or their own personal relationships ahead of what is best for our company.
Risks Related to Tax Issues in a Limited Liability Company
We expect to be taxed as a partnership, however, if we are taxed as a corporation we could be subject to corporate level taxes which could decrease our net income, if any, and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. We are considering establishing subsidiary c-corporations to facilitate sales of biodiesel in states other than Iowa, however we anticipate that IRE will continue to be taxed as a partnership. This means that our company does not pay any company level taxes. Instead, the members are allocated any income or losses generated by our company based on the member’s ownership interest, and could pay taxes on the member’s share of our income, if any. If we are not taxed as a partnership, our company could be liable for corporate level taxes which would decrease our net income, if any, which may decrease the cash we have to distribute to our members.
Members may be allocated a share of our taxable income that exceeds any cash distributions received, therefore members may have to pay this tax liability using their personal funds. We expect to continue to be taxed as a partnership. This means members are allocated a percentage of our taxable income or loss based on their ownership interest in our company. Members may have tax liability based on their allocation of this income, if any. We may make distributions that are less than the amount of tax members owe based on their allocated percentage of our taxable income. If this is the case, members would have to satisfy this tax liability using their personal funds.
If we are audited by the IRS resulting in adjustments to our tax returns, this could cause the IRS to audit members’ tax returns, which could lead to additional tax liability for our members. The IRS could audit our tax returns and could disagree with tax decisions we have made on our returns. This could lead to the IRS requiring us to reallocate items of income, gain, losses, deductions, or credits that could change the amount of our income or losses that were allocated to members. This could require adjustments to members’ tax returns and could lead to audits of members’ tax returns by the IRS. If adjustments are required to members’ tax returns, this could lead to additional tax liabilities for members as well as penalties and interest being charged to members.
ITEM 2. DESCRIPTION OF PROPERTY.
Our property consists primarily of the plant and the real estate upon which the plant sits in Washington, Iowa. The plant is fully operational. The plant is located on an approximately 28 acre site located near Washington, Iowa. The site is approximately thirty-five miles from Interstate 80 and thirty miles from the Mississippi River. We paid $420,000 for the site. The plant’s address is 1701 East 7th Street, Washington, Iowa. The site is adjacent to the main line of the Iowa Chicago & Eastern Railroad, which serves the plant. The plant consists of the following buildings:
•	Administrative building

•	Processing building

•	Pretreatment building

•	Storage tank farm
The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads. Construction of the plant was substantially complete in June 2007.

All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Bankfirst. Money borrowed under the Iowa Department of Economic Development loan is also secured by substantially all of the company’s assets, but is subordinate to the agreements with Bankfirst.
ITEM 3. LEGAL PROCEEDINGS.
From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our 2007 fiscal year annual member meeting on September 24, 2007. This was our first annual meeting after commencement of plant operations and our operating agreement requires all initial director terms to expire at this time. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the management’s nominees as listed in the proxy statement. All of our directors were elected to subsequent terms at this annual member meeting. Four other proposals were submitted to the members for vote, each of which related to amendments to the operating agreement. Proposal One was an amendment to the operating agreement to allow the board to increase or reduce the number of directors within the range of 7-13 directors. Proposal Two was an amendment to the operating agreement to change director terms from calendar year terms to terms that are based on the date of the annual member meetings. Proposal Three was an amendment to the operating agreement to allow the directors to change the deadline for director nominations, so long as any change is noted in the Company’s prior proxy statement. Proposal Four was an amendment to the operating agreement to allow the offices of President and Chairman to continue to be held by one person. All of the proposals passed. The following chart breaks down the number of votes for, against and abstained for each proposal and director election.

	FOR	AGAINST	ABSTAIN
Proposal 1	8,014	600	275
Proposal 2	8,489	125	275
Proposal 3	8,334	150	405
Proposal 4	8,214	445	230
Hersberger	8,499	125	265
Horan	8,439	225	225
Heisdorffer	8,424	125	340
Muench	8,084	150	655
Hanshaw	8,449	125	315
Schroeder	8,349	150	390
Mauser	8,564	150	175
Bush	8,464	225	200
Gallagher	8,504	230	155
Bohannan	8,564	175	150
Cobb	8,374	200	315
Pim	8,354	220	315

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a public reporting company, we will continue to make information about the Company publicly available on our website.
Unit Holders
As of September 30, 2007, we had approximately 593 unit holders of record.
Distributions
We did not declare or pay any cash distribution during fiscal years ended September 30, 2006 or September 30, 2007. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders. However, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
Sale of Unregistered Securities
In autumn of 2005, we sold 5,360 of our membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $2,680,000. We claimed exemption from federal registration with respect to our unit sales due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act.
In addition to the units issued in our seed capital offering, we issued 100 membership units to each consultant with The Biodiesel Group, LLC for their consulting services. These consultants are 5 of our current directors: Warren Bush, William Horan, Denny Mauser, Tom Schroeder and Mark Muench. We claimed exemption from federal registration with respect to our unit sales under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act.
In April 2006, we conducted a registered offering in the State of Iowa, but were exempt from registration with the Securities and Exchange Commission under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 17,595 units and a maximum of 25,095 units at an offering price of $1,000 per unit. The offering commenced on April 6, 2006 in the State of Iowa and closed on May 1, 2006. We sold 19,371 units at a price of $1,000 per unit. From our unit sales we received total aggregate proceeds of approximately $19,371,000.
In autumn of 2006, we issued an option to purchase additional units to our directors. We offered the directors the option to purchase 100 units at a price of $500 per unit. As a result of this offer, we sold 1,100 additional units. This option to purchase expired 30 days after debt closing, which was October 26, 2006. We claimed exemption from federal registration with respect to our unit sales under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act.
We were able to rely on Section 3(a)(11) for the seed capital offering, Iowa registered offering, director option agreement, and consulting unit agreement because we sold units only to residents of the State of Iowa and the recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. We gave each investor information about us and gave them opportunities to ask questions regarding the terms and conditions of the offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Cautionary Statements Regarding Forward Looking Statements
Throughout this report, we make “forward-looking statements” that involve future events, our future performance, and our future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results may differ from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, management, capital improvement and development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the biodiesel industry leading to a decline in biodiesel prices;

•	Changes in the availability and price of feedstock, which includes soybean oil;

•	Increases or decreases in the supply and demand for biodiesel, including anticipated significant increases in supply from new biodiesel plants and expansions of existing biodiesel plants;

•	Changes in environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Failure to comply with our loan covenants;

•	Continued and increased temporary shutdowns;

•	Our ability to raise additional capital if necessary;

•	The availability of credit and our ability to borrow additional amounts;

•	Increases or decreases in the supply and demand for glycerin leading to a decline in prices; and

•	Changes and advances in biodiesel production technology.
We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from those we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
Our plant is currently fully operational. We began producing biodiesel on July 10, 2007. We obtained our certificate of substantial completion for our plant on July 12, 2007 from Renewable Energy Group, Inc. (REG), our design-builder. After having our biodiesel independently tested to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. Since the end of September, we have had several temporary shut downs for various reasons.

Operating	Not Operating
October 1 through October 18
October 19 through November 2	November 3 through November 4
November 5 and November 6	November 7
November 8 through November 17	November 18 through November 25
November 26 through November 29	November 30 through December 2
December 3 through December 6
The majority of our recent shut downs have been due to a lack of soybean oil supply. We ordered soybean oil for delivery during these times of shut downs, however, our supplier did not have adequate amounts of soybean oil available to send us and rail shipping times were experiencing unusually long delays. We have alleviated some of the shipping delays by arranging for more of our soybean oil to be shipped by truck. We expect to operate the biodiesel plant at approximately 60-65% of its production capacity through the remaining winter months. We expect to accomplish this by operating at full capacity for a period of time until we have filled our biodiesel storage tanks and then ceasing operations for a period of time while we sell our biodiesel. We expect this strategy to be more efficient than continuously running the plant at 60-65% of its production capacity. As of December 1, 2007, we have shipped approximately 7,869,463 gallons of biodiesel from our plant. We anticipate we will begin producing more biodiesel from animal fat, as we expect this feedstock to be easier and less expensive to acquire.
Since our start-up of operations, due to the current high soybean oil price, we have been dealing with short term liquidity issues. On August 3, 2007 we entered into an amendment to our management and operational services agreement with REG to accelerate the payment of our receivables. The amendment was in effect for four weeks beginning on August 5, 2007. For the period the amendment was in effect, REG took title to our biodiesel when loaded for delivery FOB our plant and REG paid us each week for biodiesel sales made the prior week. REG deducted from this payment REG’s cost of capital incurred as a result of making such payment to us before collecting proceeds from the ultimate customers and any other amounts then due from Iowa Renewable Energy to REG pursuant to our management and operational services agreement. We entered into this amendment so that we could receive payment for our biodiesel the week following shipment, as opposed to the provision under the original management and operational services agreement which provided we received payment for our biodiesel the week following payment from the third-party purchaser, which often results in a delay of 30 days or more. This has not completely solved our liquidity problem and we expect to continue to seek other alternatives to solve our liquidity issues. This may result in us scaling back biodiesel production or temporarily shutting down the biodiesel plant depending on our cash situation and our ability to purchase raw materials to operate the plant. We may also seek to produce biodiesel on a toll basis where we would produce biodiesel using raw materials provided by someone else. We are currently in the process of negotiating with the Marshall Financial Group for a new line of credit up to $7,000,000 to be used for working capital and other short term financing requirements relating to inventory and risk management, however, we have not finalized this agreement and may never do so.
Plan of Operations for the Next 12 Months
Plant Operations
We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant. Our plant is fully operational. All construction items are completed and we are actively producing biodiesel at our plant, although not at full capacity.
Permitting
REG has assisted us in obtaining our required permits. We have obtained all of the required air, water, construction and other permits necessary to construct and operate the plant. Several permits will not be issued until the plant is operational for a period of time as discussed below. The following chart lists the various outstanding permits for which we have applied:

Permit:	Status:

VOC Emissions from Equipment Leaks Permit- Operation	We have 18 months following the start of production to draft a plan for the air operations permit and we have started that process.

Tier II Report	Because we were not operational in 2006, we were not required to file a Tier II Report for 2006. We will, however, be required to file a Tier II Report prior to March 1, 2008 for the year 2007. We have a process in place for filing this report.

Superfund Amendments and Reauthorization Act (SARA) Section 313 Form R	Because we were not operational in 2006, we are not required to file Form R for 2006. We will, however, be required to file Form R prior to July 1, 2008 for the year 2007. We have a process in place for filing this report.
Utilities & Infrastructure
Electricity. We require a significant supply of electricity to operate our plant. Alliant Energy supplies us with our electricity needs, on a monthly basis at variable rates.
Water and Sewer. We estimate that our plant requires approximately 100 gallons of water per minute. The City of Washington supplies us with water, on a monthly basis at variable rates. We have entered into an agreement to have our wastewater handled by the City of Cedar Rapids until the City of Washington has the capacity to handle our wastewater.
Natural Gas. We require a significant supply of natural gas. Alliant Energy supplies us with natural gas on a monthly basis at variable rates.
Rail. Our rail access is complete and we are currently shipping our biodiesel by both rail and truck. The Iowa, Chicago & Eastern Railroad supplies our plant with rail service and REG makes all of our transportation arrangements.
Operating Budget and Financing of Plant Operations
We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months, if our current difficulties with obtaining adequate supplies of feedstock improve so that we can operate at a higher capacity. Our operating costs include the cost of feedstock, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Feedstock and Utilities Costs	$62,252,000
General and administrative costs	797,000
Other Production Costs	10,704,000

Total operating costs	$73,753,000

The estimates in the table set forth above are based upon our limited operational experience. These are only estimates and our actual costs could be much higher due to a variety of factors outside our control.
Administration and Employees
We have 25 employees who operate the plant and provide administrative services to support our plant operations. We may hire one or two additional employees, depending upon our needs in the future. In addition to the employees we hired to operate our biodiesel plant, REG has hired our General Manager and Operations Manager. The General Manager and Operations Manager are and will continue to be employees of REG. REG has hired Alan Yoder to be our General Manager and has hired Glen Hansel to be our Operations Manager. In the future, we anticipate that REG will employ our General Manager and Operations Manager and we will continue to employ all other employees at our plant.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry. The costs of feedstock account for 70-90% of the cost to produce biodiesel. Fluctuation in the price of feedstock may change our return on investment. As a result, increases in the cost of feedstock will adversely affect our ability to generate profits.
Excess capacity in the biodiesel industry is leading to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil or animal fats and other inputs. If overproduction of biodiesel continues to occur, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity continues to occur, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow to meet the increase in supply, we would expect the price for biodiesel to decline. Since we have been operational, our revenues have been negatively impacted by the high price of soybean oil and difficulties marketing our biodiesel in the competitive industry at profitable prices. Any continued decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Continued increased expenses and decreased sales prices for biodiesel may result in increased losses.
Now that our plant is operational, our revenues consist of sales of biodiesel and glycerin. Biodiesel sales constitute the majority of our revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative.
We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were purchased in the United States. The National Biodiesel Board reports that in 2006 approximately 250 million gallons of biodiesel were purchased in the United States. The National Biodiesel Board estimates that in 2007, 300 million gallons of biodiesel will be produced. We believe biodiesel production will continue to increase. Biodiesel plants are operating or have been proposed in a total of at least 42 states. The National Biodiesel Board estimates that as of September 7, 2007 there were 165 biodiesel companies actively producing biodiesel in the United States, 4 of which are planning to expand their operations to increase their annual production capacity. Additionally, 80 companies are constructing biodisesel plants that are anticipated to be complete within 18 months in the United States. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of operating biodiesel plants is approximately 1.85 billion gallons per year. However, some of these biodiesel plants do not operate at their full capacities and some our completely shut down because of inability to generate profits. Further, reported plant construction and expansion, if realized, are expected to result in another 1.37 billion gallons of annual biodiesel production capacity, for total annual production capacity of almost 3.22 billion gallons. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity and rail tank cars;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
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
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil or the price of biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
As of September 30, 2007, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $510,247. This is due primarily to losses realized on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. We had a short position with respect to home heating oil, which climbed to record high prices in 2007, resulting in significant hedging losses. Our hedging losses as of September 30, 2007 were partially offset by higher-priced biodiesel sales. If we continue to realize losses with respect to our derivative instruments, our net loss could increase.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As of this report, we have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. See “DESCRIPTION OF BUSINESS — Costs and Effects of Compliance with Environmental Laws.”

Liquidity and Capital Resources
As of September 30, 2007, we had current assets of $12,352,679 and property, plant and equipment assets of $42,019,238. As of September 30, 2007, we had current liabilities of $35,527,516 and no long term liabilities due to the going concern issues addressed in Note 8 to the financial statements contained in Item 7 of this report, our debt has been classified as current. The going concern issues relate to our liquidity issues. Total members equity as of September 30, 2007 was $19,386,914. We do not anticipate that we will be in compliance with our loan covenants when our construction loan converts to a term loan.
Distribution to Unit Holders
As of September 30, 2007, the board of directors of the Company had not declared any dividends.
Sources of Funds
We financed the development and construction of the plant with a combination of equity and debt capital. We raised approximately $19,371,000 by issuing 19,371 of our units to investors through an Iowa intrastate offering, which supplemented our seed capital offering proceeds of $2,680,000. We also received a $400,000 loan from the Iowa Department of Economic Development (IDED), $100,000 of which is forgivable. To complete project financing, we received $34,715,000 in debt financing from Marshall Bankfirst Corporation (Bankfirst) consisting of a $29,715,000 term loan and a $5,000,000 revolving line of credit which closed on October 26, 2006. On October 30, 2006 we raised an additional $550,000 by issuing 1,100 of our units to directors that exercised a unit option agreement. In addition, on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount up to $300,000 and subsequent to our fiscal year end we have received this full amount.
Short-Term and Long-Term Debt Sources
In October 2006, we closed on our $34,715,000 debt financing with Bankfirst. The financing with Bankfirst provided for a $29,715,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. During the term (the remaining 60 months on the loan), we have two options for interest. We must select an option and notify Bankfirst of our choice within 15 days of the beginning of the term. The first option is a floating rate at 0.25% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal on the conversion date. The second option is a fixed rate at 3.00% over the five-year LIBOR/Swap Curve Rate on the conversion date. The LIBOR/Swap Curve Rate is published by Bloomberg Market Data L.P. and will be based on the number in the Interest Rates and Bonds column of The Wall Street Journal on the day following the initial funding date.
The agreement requires that during the construction phase we make 14 consecutive monthly interest payments commencing on December 1, 2006 and continuing on the 1st day of each month thereafter to and including January 1, 2008. The amount of the interest installments shall be equal to the interest accrued on the unpaid principal balance of the loan measured from the first day of the construction phase. Term phase payments shall begin upon completion of the project, but in no event later than February 1, 2008 and on the 1st day of each moth thereafter, 59 monthly payments of principal and interest is due and payable through and including January 1, 2013. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013. Advances under the term loan are available until February 1, 2013.
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
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of September 30, 2007, we have drawn $32,997,558 on our term loan and revolving credit note. We are currently in the process of negotiating with the Marshall Financial Group for a new line of credit up to $7,000,000 to be used for working capital and other short terms financing requirements relating to inventory and risk management, however, we have not finalized this agreement and may never do so.
Issuance of Additional Units
We have not issued any units during our fiscal year ended September 30, 2007, other than the issuance of 1,100 units to our directors under a unit option plan.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable. To October 1, 2007, we have drawn $400,000 on our Iowa Department of Economic Development loan. In addition on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount will be at 3.67% per year for five years beginning on June 22, 2008. Subsequent to our fiscal year end we received the entire $300,000 under this program.
Results of Operations
Financial Summary and Analysis of the Fiscal Year Ended September 30, 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended September 30, 2007:

	Fiscal Year Ended
	September 30, 2007
Income Statement Data	Amount	Percent
Revenues	$16,443,440	100.0%

Cost of Sales	18,358,810	111.6

Gross Loss	(1,915,370)	(11.6)

Operating Expenses	542,633	3.3

Interest (Expense)	(716,470)	(4.4)
Income Interest	229,859	1.4
Net (Loss)	$(2,944,614)	(17.9)%

We had net loss of $2,944,614 for the fiscal year ended September 30, 2007. Since we only recently became operational, we do not yet have comparable income, production and sales data for fiscal year ended September 30, 2006. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal year ended September 30, 2006 and our fiscal year ended September 30, 2007, it is important that you keep this in mind.
Revenues.
Revenues from operations for fiscal year ended September 30, 2007 totaled approximately $16,443,440. Our revenues from operations come from two primary sources: sales of biodiesel and sales of crude glycerin. Net sales of biodiesel, including federal blender credit incentives we received, totaled approximately $16,255,756 or 99% of our revenues and sales of crude glycerin totaled $187,683 or 1% of our revenues for fiscal year ended September 30, 2007.
We, and REG as our manager, did not react to the changing price structure of feedstock fast enough and committed to long-term contracts for biodiesel without hedging the feedstock costs. These factors had significant impact on the negative margin for the fiscal year ended September 30, 2007. Also, increased competition and low biodiesel prices lowered our profits at the same time we saw decreased availability and increased price for soybean oil. We have operated at less than full capacity for much of the time since our plant began operations. This has resulted in revenues that are less than previously anticipated. Product movement in the first quarter of our 2008 fiscal year will remain slow due to lower agricultural demand of biodiesel and cold weather issues. We anticipate market conditions will improve during early in our second quarter of fiscal year 2008 and our revenues will begin to increase shortly thereafter.
Cost of Sales.
Our cost of sales from the production of biodiesel and glycerin are primarily made up of soybean oil, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Cost of sales for our products for the fiscal year ended September 30, 2007, was $18,358,810 or 111.6% of our revenues. We expect this percentage to increase if soybean oil prices continue to increase.
Soybean oil is the most abundant feedstock available in the United States, however, as demand increases the cost increases as well. The twenty-year average price for soybean oil is approximately 21 cents per pound. The USDA’s Economic Research Service reported on November 13, 2007 that the forecasted average soybean oil price for 2007/2008 would be 37.5 to 41.5 cents per pound. The average October price for soybean oil was 38.1 cents per pound, the highest since May 1984. Early November prices were averaging 42 cents per pound, the highest price since summer of 1974, according to the USDA. Soybean oil prices have increased by 54% in the last year. If these current soybean oil prices persist, it may result in additional temporary or permanent shutdowns of the biodiesel plant.
Operating Expenses.
Operating expenses for fiscal year ended September 30, 2007 totaled $542,633 or 3.3% of our revenues. Our operating expenses are primarily due to administrative fees necessary to manage and operate our plant.
Other Income (Expenses).
Our other income and expenses for the fiscal year ended September 30, 2007 was interest expense of $716,470 and interest income of $229,859. This expense represented interest on our debt since the completion of construction. Prior to July 1, 2007 all interest costs were capitalized.

SUMMARY OF CRITICAL ACCOUNTING POLICIES
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.
Revenue Recognition
Revenue from the production of biodiesel and its co-products is recorded when title transfers to customers. Biodiesel and its co-products are generally shipped FOB from the plant.
Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soyoil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Iowa Renewable Energy, LLC
We have audited the balance sheets of Iowa Renewable Energy, LLC as of September 30, 2007 and 2006, and the related statements of operations, members’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iowa Renewable Energy, LLC as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations and has experienced significant increases in the input costs of its products. This has created liquidity issues and the Company is or, will likely be, in violation of its bank debt covenants and there is no assurance that such violations will be waived which together raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Davenport, Iowa
December 27, 2007

Iowa Renewable Energy, LLC
Balance Sheets
September 30, 2007 and 2006

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$725,522	$473,505
Margin deposit	1,337,860	—
Accounts receivable	5,614,315	—
Federal incentive receivable	822,228	—
Inventory	3,815,722	—
Prepaids and other assets	37,032	—

	12,352,679	473,505

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	41,464,111	—
Office building, furniture and fixtures	572,665	2,325
Equipment and vehicles	226,424	4,566
Construction in process	—	15,065,424

	42,683,200	15,492,315
Accumulated depreciation	(663,962)	(1,460)

	42,019,238	15,490,855

Other Assets:
Cash, restricted for construction of property and equipment	—	10,263,792
Financing costs, net	542,513	83,245

	542,513	10,347,037

	$54,914,430	$26,311,397

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$33,342,558	$40,000
Accounts payable and accrued expenses	1,374,711	10,345
Derivative financial instruments	510,247	—
Construction payable, including retainage 2007 $300,000; 2006 $737,500	300,000	4,119,524

Total current liabilities	35,527,516	4,169,869

Long-Term Debt	—	360,000

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding 2007 26,331; 2006 25,231	23,165,422	22,615,422
Accumulated (deficit)	(3,778,508)	(833,894)

	19,386,914	21,781,528

	$54,914,430	$26,311,397

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Operations
Years Ended September 30, 2007 and 2006

	2007	2006
Revenues:
Sales	$14,770,787	$—
Federal incentives	1,672,653	—

	16,443,440	—

Cost of sales	18,358,810	—

Gross (loss)	(1,915,370)	—

Operating expenses:
Consulting fees	—	344,844
General and administrative	533,133	95,367
Equity based compensation	—	600,000
Depreciation	9,500	1,460

	542,633	1,041,671

(Loss) before other income (expense)	(2,458,003)	(1,041,671)

Other income (expense):
Interest income	229,859	320,738
Interest expense	(716,470)	—

Net (loss)	$(2,944,614)	$(720,933)

Weighted average units outstanding	26,241	13,164

Net (loss) per unit — basic and diluted	$(112.21)	$(54.77)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Changes in Members’ Equity (Deficit)
Years Ended September 30, 2007 and 2006

		Member	Accumulated	Total Members’
	Member Units	Contributions	Deficit	Equity (Deficit)

Balance, September 30, 2005	220	$110,000	$(112,961)	$(2,961)
Member contributions, net of costs of $285,578	24,511	21,655,422	—	21,655,422
Issuance of units for consulting services	500	250,000	—	250,000
Equity based compensation	—	600,000	—	600,000
Net (loss)	—	—	(720,933)	(720,933)

Balance, September 30, 2006	25,231	22,615,422	(833,894)	21,781,528
Exercise of unit options	1,100	550,000	—	550,000
Net (loss)	—	—	(2,944,614)	(2,944,614)

Balance, September 30, 2007	26,331	$23,165,422	$(3,778,508)	$19,386,914

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Cash Flows
Years Ended September 30, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net (loss)	$(2,944,614)	$(720,933)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	662,502	1,460
Amortization	25,432	—
Units issued for consulting services	—	250,000
Equity based compensation	—	600,000
Unrealized loss on derivative financial instruments	510,247	—
Change in working capital components:
(Increase) in margin deposits	(1,337,860)	—
(Increase) in accounts receivable	(6,436,543)	—
(Increase) in inventory	(3,815,722)	—
(Increase) in prepaids and other assets	(37,032)	—
Increase (decrease) in accounts payable and accrued expenses	1,364,366	(2,326)

Net cash provided by (used in) operating activities	(12,009,224)	128,201

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(30,942,594)	(11,372,791)
(Increase) decrease in cash restricted	10,263,792	(10,263,792)

Net cash used in investing activities	(20,678,802)	(21,636,583)

Cash Flows from Financing Activities:
Issuance of membership units, an exercise of unit options	550,000	21,941,000
Payments for offering costs	—	(285,578)
Payments for financing costs	(552,515)	(83,245)
Proceeds from short-term borrowings	—	1,052,146
Payment on short-term borrowings	—	(1,052,146)
Proceeds from long-term borrowings	32,997,558	400,000
Payment on long-term borrowings	(55,000)	—

Net cash provided by financing activities	32,940,043	21,972,177

Net increase in cash and cash equivalents	252,017	463,795

Cash and cash equivalents:
Beginning	473,505	9,710

Ending	$725,522	$473,505

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$443,754	$—

Supplemental Disclosure of Noncash Operating and Financing Activities:
Construction in progress included in accounts payable	$300,000	$4,119,524
Amortized financing costs included in construction in process	67,815	—
See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Notes to Financial Statements
Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies
Nature of business:
Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a biodiesel manufacturing plant with an annual capacity of 30 million gallons. The Company was in the development stage until July 2007, when it commenced operations.
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
Concentrations of credit risk: The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
Accounts receivable — Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance at September 30, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at September 30, 2007
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of September 30, 2007:

Raw material	$469,649
Finished goods	3,346,073

$3,815,722

Organizational costs and startup costs: The Company expenses all organizational and startup costs as incurred.
Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the construction of the biodiesel plant. Depreciation of such amounts commenced when the plant began operations. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	10-20
Office building	10-20
Office equipment	3-7
Other equipment	3-7

Iowa Renewable Energy, LLC
Notes to Financial Statements
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. As of September 30, 2007 the Company had capitalized $559,715 of interest and financing costs in construction in process, all of which were incurred in the year ended September 30, 2007.
Land: In August 2005, an entity owned by several equity members of the Company, entered into an option agreement to purchase approximately 28 acres of land for $15,000 per acre. A deposit of $1,000 was paid for this option. In February 2006, the Company exercised the option on approximately 28 acres for $15,000 per acre. The total paid for the land was $420,000. The $1,000 option deposit was applied to the purchase price. The purchase price is included in land on the September 30, 2007 balance sheet.
Offering costs: The Company classifies all costs directly related to raising capital as deferred offering costs until the capital is raised, at which point the costs were reclassified as an offset to equity as issuance costs. A total of $285,578 of offering costs were reclassified as an offset to equity for the year ended September 30, 2006.
Financing costs: Deferred financing costs associated with the construction and revolving loans and the $34,715,000 construction loan (Note 4) include expenditures directly related to securing debt financing. These costs are being amortized using the effective interest method over the 6-year term of the related debt agreement.
Derivative instruments: The Company has entered into derivative contracts to hedge its exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The Company recognized a net loss of $524,827 during the year ended September 30, 2007 which consisted of a realized loss of $14,580 and an unrealized losses of $510,247. There was no derivative activity in the year ended September 30, 2006.
Revenue recognition — Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
Federal incentive payments and receivables: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.

Iowa Renewable Energy, LLC
Notes to Financial Statements
Cost of sales — The primary components of cost of sales from the production of biodiesel products are, raw materials (soybean oil, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the year ended September 30, 2007 is as follows:

Cost of Revenue/Sales	Dollars	Percentage
Input costs (soy oil, chemicals, etc.)	$15,809,583	86.11%
Plant wages and salaries	398,868	2.17
Utilities and waste disposal	318,185	1.73
Fees-marketing, sales, procurement	300,891	1.64
Loss on derivative financial instruments	524,827	2.86
Depreciation	653,002	3.56
Maint., supplies and other expenses	353,454	1.93

Total cost of revenue/sales	$18,358,810	100.00%

The negative margin in 2007 was in part due to our Marketer and sole customer not reacting to the changing price structure of raw materials fast enough and committing to long-term remarketing contracts for biodiesel without hedging the raw materials costs. These factors were significant components of the negative margin.
Shipping and handling costs — Shipping and handling costs are expensed as incurred and are included in the cost of sales.
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
(Loss) per unit: Loss per unit has been computed on the basis of the weighted average number of units outstanding during each period presented. Units under the directors’ unit option plan prior to issuance were not included in the computation because their inclusion would have been antidilutive.
Fair value of financial instruments: The estimated fair value of financial instruments was determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair values of the derivate instruments are based on quoted prices in active exchange-traded or over-the-counter markets.
Unit options: The Company adopted a Unit Option agreement in February 2006 under which options to acquire 1,200 membership units of the Company were granted to the directors at $500 per unit. The Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. $600,000 of equity based compensation was reflected in operations for the year ended September 30, 2006 for the difference between the fair market value of the stock at the grant date and the underlying exercise price.
The Company applied the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation, (FAS 123). SFAS 123 required the disclosure of the pro forma impact on net loss and loss per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. The Company used the minimum value method to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 4.5% and expected lives of eight months. 1,100 of the options were exercised in November 2006 with 100 expiring unexercised.

Iowa Renewable Energy, LLC
Notes to Financial Statements
The following table illustrates the effect on net loss and loss per unit had the Company applied the fair value recognition method of SFAS 123 for the year ended September 30, 2006.

Net Loss:
As reported	$(720,933)
Deduct additional stock-based compensation expense determined under the minimum value based method for all awards	(17,456)

Pro forma	$(738,389)

Loss per unit:
As reported	$(54.77)
Pro forma	(56.09)
In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement was effective for the Company on October 1, 2006. The Company adopted the provisions of FAS 123(R) using a modified prospective application. Under that approach, FAS 123(R) applies to new awards issued after September 30, 2006 or existing awards that are subsequently modified.
Note 2. Major Customer
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Under the original terms of the agreement, REG remits payments to the Company the week following collection from the third party. For a thirty day period during the year the agreement was modified to provide for payment in the week following shipment. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the year ended September 30, 2007 were approximately $14.8 million. Related accounts receivable from REG as of September 30, 2007 were approximately $5.6 million.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feedstocks and chemicals necessary for production and manage operations.
These marketing, procurement and management agreements will expire on July 31, 2010; however, the agreement will renew annually unless terminated by either party upon one year’s prior written notice. Total management fees expensed under the agreement for the years ended September 30, 2007 and 2006 were $300,891 and none, respectively.
Note 3. Members’ Equity
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
Notes to Financial Statements
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
In November 2006 the directors exercised 1,100 units at $500 per unit. 100 units were unexercised and expired. In accordance with the Loan agreement, referenced in Note 4 below, the options funds were used for construction contract obligations prior to the initial draw on the loan in December 2006.
Note 4. Long-Term Debt and Subsequent Event
Long-term debt consists of the following as of September 30, 2007:

Note payable to Marshall Bank Group for construction loan (A)	$32,997,558
Note payable to the Iowa Department of Economic Development (B)	345,000

$33,342,558

Due to the liquidity issues addressed in Note 8, the debt has been classified as current.
(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which will be used to complete the biodiesel project. The loan consists of two phases: a “construction phase” where the Company will make periodic requests for fund advances to meet construction obligations and at the completion of construction, but in no event later than February 2008, the loan will convert to a “senior debt instrument.” The note bears interest at prime plus .75% (8.50% as of September 30, 2007).

In connection with this loan, the interest rate will be established and a number of reserves will be established in accordance with Article IV of the loan agreement which is summarized below:
Interest rate: Within 15 days of Conversion Date, the Company shall provide written notice to the lender of a selection of one of the following interest rate options:
Floating rate option: The term “phase interest rate” shall be a variable interest rate equal to the national prime rate as of its effective date as reported in the Money Rates column of The Wall Street Journal plus one quarter of one percent (0.25%) per annum.
Fixed rate option: The term “phase interest rate” shall be a fixed rate per annum equal to three percent (3.00%) over the five (5) year rate identified on the LIBOR/swap Curve as published by Bloomberg Market Data L.P.
Interest shall be calculated by multiplying the actual number of days elapsed in the period for which interest is being calculated and based on a 360-day year.
A floating rate will apply for all periods a fixed rate is not in effect.
Interest reserve: A sum in the amount of $1,571,062 shall be unfunded and reserved for the payment of interest owed on the loan. All advances made pursuant to the loan document shall include, but not be limited to, an advance from the unfunded interest reserve to pay interest then due on the loan. Upon completion of the construction phase, all unused funds in the interest reserve shall be advanced and deposited in the debt service reserve.

Iowa Renewable Energy, LLC
Notes to Financial Statements
Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA.
Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into a custodial account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000.
Sinking fund: Commencing one month after the conversion date, one-third of all monthly projected EBITDA shall be applied to reduce loan principal. At the point the outstanding principal loan balance is reduced to $20,182,750 no additional sinking fund deposits will be required.
(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of September 30, 2007 of $245,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.

Current maturities of long-term debt assuming that the construction loan is converted to a senior debt instrument in January 2008 are as follows:

Year ending September 30:
2008	$1,635,000
2009	2,579,000
2010	2,782,000
2011	3,000,000
2012	3,181,000
Thereafter	20,166,000

$33,343,000

The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two-year period starting with the date of noncompliance, including interest at 6%.
Note 5. Lease Commitments
The Company leases a copier under a long-term operating lease that will expire in December 2010. The lease originally called for monthly payments of $187 plus applicable taxes. In September 2007 the existing copier was upgraded to copy, fax, scan and network printer and the lease increased to $275 per month plus applicable taxes. Beginning January, 2007 the Company began paying office lease expense at a rate of $450 per month. The office lease was month-to-month and was terminated at the end of May 2007 when the administrative office moved to the plant site. In July, the Company started leasing a forklift on a month-to-month basis for $901 per month.
Minimum lease payments under these operating leases for future years are as follows:

Years ending September 30:
2007	$7,073
2008	14,112
2009	14,112
2010	3,300

$38,597

Iowa Renewable Energy, LLC
Notes to Financial Statements
Note 6. Related Party Transactions
On August 13, 2005, the Company entered into a consulting agreement with an entity related through common ownership for assistance with project development services. The contract ran through the earlier of August 1, 2006 or 30 days after financial close. The contract provided a fee of $75,000 to be paid in monthly installments of $12,500 and 500 membership units. The consulting fees under this agreement were $312,500 during the year ended September 30, 2007. No additional consulting fees were required under the agreement in the year ended September 30, 2007.
On May 2, 2006, the Company entered into an agreement with REG, for construction of the biodiesel plant for $39,445,500 due in monthly progress payments. Including change orders, the contract now totals approximately $40,665,000. The agreement provides for a 5% retainage to be withheld from each invoice. The retainage is carried in a construction payable account. At September 30, 2007 a balance of $300,000 is recorded in construction payable. The Company has made payments totaling approximately $40.3 million to the contractor as of September 30, 2007. The total remaining commitments are expected to be paid in 2007.
On August 25, 2006, the Company entered into a Management and Operational Services Agreement with REG. Under the agreement REG will place the general and operations managers, acquire feed stocks and basic chemicals necessary for the operation of the facility, perform the administrative, sales and marketing functions for the Company. A per gallon fee for the services will be based upon the number of gallons of biodiesel sold during the first six months of production and the number of gallons of biodiesel produced after that. In addition the agreement provides for the payment of a yearly bonus based on the Company’s net income. The agreement has an initial term of 3 years after the end of the first month of production and will be renewed for successive one year terms unless either party gives a written notice of termination twelve months in advance.
Note 7. Pending Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of September 30, 2007, management believes that SFAS No. 157 will have no effect on the financial position, results of operations, and cash flows of the Company.
In February 2007, the FASB issued SFAS No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: 1) may be applied instrument by instrument, 2) is irrevocable (unless a new election date occurs), and 3) is applied only to entire instruments and not portions of instruments. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of September 30, 2007, management believes that SFAS No. 159 will have no effect on the financial position, results of operations, and cash flows of the Company.
Note 8. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2007, the Company has generated accumulated losses of $3,778,508, has experienced significant increases in its input costs, and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. It is projected that the Company may fail to comply with one or more of the loan covenants, including the working capital covenant, upon conversion of the construction loan into a term loan. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.

Iowa Renewable Energy, LLC
Notes to Financial Statements
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s non-compliance with any one or more of the loan covenants occurring upon conversion to a term loan. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital. In addition, the Company is currently in discussions with the lender to obtain a new line of credit for $7 million, which if obtained would significantly reduce the Company’s liquidity issues. However, no new line of credit has been entered into and an agreement may not be reached. The Company also anticipates that by increasing production of biodiesel made from animal fat it may be able to reduce its input costs, which may reduce losses. Finally, the Company expects to operate the biodiesel plant at approximately 60-65% of its production capacity through the remaining winter months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
McGladrey & Pullen, LLP is our independent registered public accounting firm at the present time. The Company has had no disagreements with its auditors.
ITEM 8A. CONTROLS AND PROCEDURES.
Our management, including our President and Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial officer), J. William Pim, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year. This proxy statement is referred to in this report as the 2008 Proxy Statement.
ITEM 10. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to the 2008 Proxy Statement.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by this Item is incorporated by reference to the 2008 Proxy Statement.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Amendment to Management and Operational Services Agreement, dated August 3, 2007	1

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and filed on August 14, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC
Date: December 27, 2007	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: December 27, 2007	/s/ William J. Pim
William J. Pim
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2007	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: December 27, 2007	/s/ William J. Pim
William J. Pim
Chief Financial Officer

Date: December 27, 2007	/s/ Mark Cobb
Mark Cobb
Vice Chairman and Director

Date: December 27, 2007	/s/ Dick Gallagher
Dick Gallagher
Secretary and Director

Date: December 27, 2007	/s/ Warren L. Bush
Warren L. Bush, Director

Date: December 27, 2007	/s/ Jimmie W. Hanshaw
Jimmie W. Hanshaw, Director

Date: December 27, 2007	/s/ William J. Horan
William J. Horan, Director

Date: December 27, 2007	/s/ Edwin J. Hershberger
Edwin J. Hershberger, Director

Date: December 27, 2007	/s/ Denny Mauser
Denny Mauser, Director

Date: December 27, 2007	/s/ John Heisdorffer
John Heisdorffer, Director

Date: December 27, 2007	/s/ Tom Schroeder
Tom Schroeder, Director

Date: December 27, 2007	/s/ Mark Muench
Mark Muench, Director

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

10.1	Amendment to Management and Operational Services Agreement, dated August 3, 2007	1

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and filed on August 14, 2007.