Form 10QSB
period 2007-12-31
Iowa Renewable Energy, LLC
filed 2008-02-14
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
 For the quarter ended December 31, 2007
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
As of February 14, 2008, there were 26,331 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes      ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets

	December 31,	September 30,
	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$2,506,036	$725,522
Margin deposit	2,716,988	1,337,860
Accounts receivable	4,023,503	5,614,315
Federal incentive receivable	583,604	822,228
Inventory	4,216,924	3,815,722
Prepaids and other assets	24,950	37,032

	14,072,005	12,352,679

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,650,689	41,464,111
Office building, furniture and fixtures	572,632	572,665
Equipment and vehicles	226,424	226,424

	41,869,745	42,683,200
Accumulated depreciation	(1,326,464)	(663,962)

	40,543,281	42,019,238

Other Assets, financing costs, net	517,082	542,513

	$55,132,368	$54,914,430

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$34,353,178	$33,342,558
Accounts payable and accrued expenses	868,101	1,374,711
Derivative financial instruments	2,078,060	510,247
Construction retainage	300,000	300,000

Total current liabilities	37,599,339	35,527,516

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding 2007 26,331; 2006 26,331	23,165,422	23,165,422
Accumulated (deficit)	(5,632,393)	(3,778,508)

	17,533,029	19,386,914

	$55,132,368	$54,914,430

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations
Quarters Ended December 31, 2007 and 2006

	2007	2006
Revenues:
Sales	$11,310,609	$—
Federal incentives	1,593,806	—

	12,904,415	—

Cost of sales	13,625,269	—

Gross (loss)	(720,854)	—

Operating expenses:
General and administrative	417,273	49,378
Depreciation	9,500	381

	426,773	49,759

(Loss) before other income (expense)	(1,147,627)	(49,759)

Other income (expense):
Interest income	27,024	74,988
Interest expense	(733,282)	—

Net income (loss)	$(1,853,885)	$25,229

Weighted average units outstanding	$26,331	25,972

Net income (loss) per unit — basic and diluted	$(70.41)	$0.97

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows
Quarter Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(1,853,885)	$25,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	662,502	381
Amortization	25,431	—
Unrealized loss on derivative financial instruments	1,567,813	—
Change in working capital components:
(Increase) in margin deposits	(1,379,128)	—
Decrease in accounts receivable	1,829,436	—
Decrease in inventory	137,965	—
(Increase) in prepaids and other assets	(527,085)	—
(Decrease) in accounts payable and accrued expenses	(506,610)	(1)

Net cash provided by (used in) operating activities	(43,561)	25,609

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	—	(11,759,527)
Sales tax and utility refund from construction of property and equipment	813,455	—
(Increase) decrease in cash restricted	—	7,479,892

Net cash provided by (used in) investing activities	813,455	(4,279,635)

Cash Flows from Financing Activities:
Issuance of membership units, on exercise of unit options	—	550,000
Payments for financing costs	—	(552,515)
Proceeds from long-term borrowings	1,020,620	4,336,245
Payment on long-term borrowings	(10,000)	(5,000)

Net cash provided by financing activities	1,010,620	4,328,730

Net increase in cash and cash equivalents	1,780,514	74,704

Cash and cash equivalents:
Beginning	725,522	473,505

Ending	$2,506,036	$548,209

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$690,110	$—

Supplemental Disclosures of Noncash Operating and Financing Activities:
Construction in progress included in accounts payable	300,000	4,143,793
Amortized financing costs included in construction in process	—	16,954
Accrued interest included in construction in process	—	32,522
See Notes to Financial Statements.

Iowa Renewable Energy, LLC
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
Basis of presentation:
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
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
Restricted cash: The loan agreements require that $5,000,000 of cash raised in the equity drive be set aside in a working capital reserve and restricted for hedging purposes. As of December 31, 2007, $1.0 million of this cash was transferred to the broker and $4.0 million has been used as working capital with bank approval.
Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance at December 31, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at December 31, 2007
Federal incentive payments and receivables: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of December 31, 2007:

Raw material	$1,076,613
Finished goods	2,601,144
Deposits on inventory in transit	539,167

$4,216,924

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Plant and process equipment	10 – 20
Office building	10 – 20
Office equipment	3 – 7
Other equipment	3 – 7
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. As of June 30, 2007 the Company has capitalized $559,715 of interest and financing costs in construction in process, all of which were incurred as of June 30, 2007.
Derivative instruments: The Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The Company recognized a net loss of $1,803,885 during the quarter ended December 31, 2007 which consisted of realized losses of $236,071 and unrealized losses of $1,567,813. The unrealized loss related to the derivative contracts has been recorded as a separate liability on the balance sheet since June 30, 2007. There was no derivative activity prior to the June 30, 2007 quarter.
Financing costs: Deferred financing costs associated with the construction and revolving loans and the $34,715,000 construction loan (Note 3) are recorded at cost and include expenditures directly related to securing debt financing. These costs will be amortized using the effective interest method over the 6-year term of the agreement.
Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.

Cost of sales: The primary components of cost of sales from the production of biodiesel products are, raw materials (soybean oil, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the quarter ended December 31, 2007 is as follows:

Cost of Revenue/Sales	Dollars	Percentage
Input costs (soybean oil, chemicals, etc.)	$10,408,209	76.39%
Plant wages and salaries	220,513	1.62
Utilities and waste disposal	249,112	1.83
Fees-marketing, sales, procurement	185,513	1.36
Loss on derivative financial instruments	1,803,885	13.24
Depreciation	653,002	4.79
Maintenance, supplies and other expenses	105,035	0.77

Total cost of revenue/sales	$13,625,269	100.00%

The negative margin in 2007 was in part due to our marketer not reacting to the changing price structure of raw materials fast enough and committing to long-term contracts for biodiesel without hedging the raw materials costs. These factors were significant components of the negative margin.
Shipping and handling costs: Shipping and handling costs are expensed as incurred and are included in the cost of sales.
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
Earnings (loss) per unit: Earnings (loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.
Note 2. Major Customer
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three months ended December 31, 2007 were approximately $11.3 million. Related accounts receivable from REG as of December 31, 2007 were approximately $3.9 million.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feed stocks and chemicals necessary for production and manage operations.
These marketing, procurement and management agreements will expire on July 31, 2010; however, the agreement will renew annually unless terminated by either party upon one year’s prior written notice. Total management fees expensed under the agreement for the three months ended December 31, 2007 and 2006 were $185,513 and none, respectively.
Note 3. Long-Term Debt
Long-term debt consists of the following as of December 31, 2007:

Note payable to Marshall Bank Group for construction loan (A)	$33,718,178
Note payable to the Iowa Department of Economic Development (B)	335,000
Note payable to the Iowa Department of Transportation (C)	300,000

$34,353,178

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which will be used to complete the biodiesel project. The loan consists of two phases: a “construction phase” where the Company will make periodic requests for fund advances to meet construction obligations and at the completion of construction the loan will convert to a “senior debt instrument.” The note bears interest at prime plus 0.75% (8.00% as of December 31, 2007).

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of December 31, 2007 of $235,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term. The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two year period starting with the date of noncompliance, including interest at 6%.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of December 31, 2007 of $132,000. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.

As discussed in Note 7 below, due to the risk of default resulting from concerns surrounding liquidity issues, long-term debt has been reclassified as a current liability.
Note 4. Lease Commitments and Additional Contingencies
The Company leases a copier under a long-term operating lease that will expire in December 2010. The lease originally called for monthly payments of $187 plus applicable taxes. In September 2007 the existing copier was upgraded to copy, fax, scan and serve as a network printer and the lease increased to $275 per month plus applicable taxes. Beginning January, 2007 the Company began paying office lease expense at a rate of $450 per month. The office lease was month-to-month and was terminated at the end of May 2007 when the administrative office moved to the plant site. The Company started leasing a forklift and a skid loader on a month-to-month basis for $901 and $1,563 per month, respectively. Minimum lease payments under these operating leases for future years are as follows:

Year ending September 30:
2008	$32,868
2009	32,868
2010	3,300

$69,036

Note 5. Related Party Transactions
On May 2, 2006, the Company entered into an agreement with REG, for construction of the biodiesel plant for $39,445,500 due in monthly progress payments. Including change orders, the contract now totals approximately $40,665,000. The agreement provides for a 5% retainage to be withheld from each invoice. The retainage is carried in a construction payable account. At December 31, 2007 a balance of $300,000 is recorded in construction payable. The Company has made payments totaling approximately $40.3 million to the contractor as of December 31, 2007. The total remaining commitments are expected to be paid in early 2008.
On August 25, 2006, the Company entered into a Management and Operational Services Agreement with REG. Under the agreement REG will place the general and operations managers, acquire feed stocks and basic chemicals necessary for the operation of the facility, perform the administrative, sales and marketing functions for the Company and fulfill any remaining personnel needs through leased employees. A per gallon fee for the services will be based upon the number of gallons of biodiesel sold during the first six months of production and the number of gallons of biodiesel produced after that. In addition the agreement provides for the payment of a yearly bonus based on the Company’s net income. The agreement has an initial term of three years after the end of the first month of production and will be renewed for successive one year terms unless either party gives a written notice of termination.

Note 6. Pending Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management believes that SFAS No. 157 will have no effect on the financial position, results of operation and cash flows of the Company.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: 1) may be applied instrument by instrument, 2) is irrevocable (unless a new election date occurs), and 3) is applied only to entire instruments and not portions of instruments. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management believes that SFAS No. 159 will have no effect on the financial position, results of operation, and cash flows of the Company.
Note 7. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2007, the Company has generated accumulated losses of $5,632,393, has experienced significant increases in its input costs and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as a fixed charge coverage financial ratio. It is projected that the Company may fail to comply with one or more of the loan covenants, including the working capital covenant, upon conversion of the construction loan into a term loan. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s noncompliance with any one or more of the loan covenants occurring upon conversion to a term loan. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital. In addition, the Company is currently in discussions with the lender to obtain a new line of credit for $7 million, which if obtained would significantly reduce the Company’s liquidity issues. However, no new line of credit has been entered into and an agreement may not be reached. The Company also anticipates that by increasing production of biodiesel made from animal fat it may be able to reduce its input costs, which may reduce losses. Finally, the Company expects to operate the biodiesel plant at approximately 60-67% of its production capacity over the next 12 months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else.
Note 8. Subsequent Events
The construction loan converted to term on February 1, 2008. On that date the Company made interest and principal payments totaling $389,355.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in our business strategy, management, capital improvement and development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the biodiesel industry leading to a decline in biodiesel prices;

•	Changes in the availability and price of feedstock, which includes soybean oil and animal fat;

•	Increases or decreases in the supply and demand for biodiesel, including anticipated significant increases in supply from new biodiesel plants and expansions of existing biodiesel plants;

•	Changes in environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Failure to comply with our loan covenants;

•	Continued and increased temporary shutdowns;

•	Our ability to raise additional capital if necessary;

•	The availability of credit and our ability to borrow additional amounts;

•	Increases or decreases in the supply and demand for glycerin leading to a decline in prices; and

•	Changes and advances in biodiesel production technology.
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

Overview
Our plant is currently fully operational. We began producing biodiesel on July 10, 2007. We obtained our certificate of substantial completion for our plant on July 12, 2007 from Renewable Energy Group, Inc. (REG), our design-builder. After having our biodiesel independently tested to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. Since the start of our first fiscal quarter on October 1, 2007, we have had several temporary shut downs for various reasons, including lack of demand for our biodiesel, lack of feedstock supply to produce biodiesel, delay in feedstock delivery and maintenance. From October 1, 2007 through the end of January 2008, we have been operating our plant at approximately 40% of our plant’s capacity. We anticipate that over the next 12 months we will operate the plant on average at approximately 60-67% of capacity, by increasing our production of biodiesel made from animal fats.
The majority of our recent shut downs have been due to a lack of soybean oil supply and lack of cash flow from the high price of the soybean oil we are able to obtain. We ordered soybean oil for delivery during these shut downs, however, our supplier did not have adequate amounts of soybean oil available to send us and rail shipping times were experiencing unusually long delays. We have alleviated some of the shipping delays by arranging for more of our soybean oil to be shipped by truck. In addition, we have alleviated some of our feedstock acquisition problems by producing more biodiesel from animal fat. Currently, animal fat is easier and less expensive to acquire, and we anticipate this will remain the case in the future, although animal fat prices have begun to increase as well. From October 1, 2007 through January 31, 2008 we produced approximately 180,000 gallons of biodiesel from animal fat. In February 2008 we anticipate we will produce approximately 150,000 gallons of biodiesel from animal fat. The downside of producing biodiesel from animal fat is that this type of biodiesel gels at higher temperatures. This results in lowered demand in northern climates or lowered demand because the diesel has to be blended with our product at lower percentages. Therefore, we anticipate demand will increase for our biodiesel produced from animal fat in the summer months. In addition, we may market blends of biodiesel with larger percentages of animal fats as the weather warms. We will also continue to explore the viability of using other feedstocks to produce our biodiesel, as our plant is capable of using many types of oils and fats. We expect to operate the biodiesel plant at approximately 60-67% of its production capacity over the next 12 months. We expect to accomplish this by operating at full capacity for a period of time until we have filled our biodiesel storage tanks and then ceasing operations for a period of time while we sell our biodiesel. We expect this strategy to be more efficient than continuously running the plant at 60-67% of its production capacity.
Since our start-up of operations, due to the current high soybean oil price, we have been dealing with short term liquidity issues. On August 3, 2007 we entered into an amendment to our management and operational services agreement with REG to accelerate payment of our receivables. The amendment was in effect for four weeks beginning on August 5, 2007. This has not solved our liquidity problem and we expect to continue to seek other alternatives to solve our liquidity issues. This may result in us scaling back biodiesel production or temporarily shutting down the biodiesel plant depending on our cash situation and our ability to purchase raw materials to operate the plant. We may also seek to produce biodiesel on a toll basis where we would produce biodiesel using raw materials provided by someone else. We may consider selling additional units if necessary to have the funds to operate our plant and make payments on our debt instruments. We may also attempt to sell our preprocessed animal fat to biodiesel plants that do not have the technology to process animal fat.
In addition, we are working with the Marshall Bankfirst Corporation (Marshall) to handle our liquidity problems. We are exploring options such as a new line of credit from Marshall to be used for working capital and other short term financing requirements or amending our loan to allow interest only payments. On February 1, 2008, our loan converted from a construction loan to a term loan and we made our first principal and interest payment under the term loan. We are currently in compliance with all our loan covenants, however, we are not required to comply with several of the covenants until 12 months after conversion of the loan to a term loan. If our financial condition has not improved by the time these additional covenants come into effect, we will likely be in violation of several of our covenants, such as the covenants which will require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.

As discussed in the accompanying financial statements, we have generated accumulated losses of $5,632,393, have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern (See Note 7 to the financial statements). In the event our lender declares a default under the loan agreements and elects to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Plan of Operations for the Next 12 Months
Plant Operations
Our plant is fully operational. All construction items are complete and we are actively producing biodiesel at our plant, although not at full capacity. We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant.
Permitting
REG has assisted us in obtaining our required permits. We have obtained all of the required air, water, construction and other permits necessary to construct and operate the plant. Several permits will not be issued until the plant is operational for a period of time as discussed below. The following chart lists the various outstanding permits:

Permit:	Status:
VOC Emissions from Equipment Leaks Permit-Operation	We have 18 months following the start of production to draft a plan for the air operations permit and we have started that process.

Tier II Report	We will be required to file a Tier II Report prior to March 1, 2008 for the year 2007. We have a process in place for filing this report.

Superfund Amendments and Reauthorization Act (SARA) Section 313 Form R	We will be required to file Form R prior to July 1, 2008 for the year 2007. We have a process in place for filing this report.
Utilities & Infrastructure
Electricity. We require a significant supply of electricity to operate our plant. Alliant Energy supplies us with our electricity needs, on a monthly basis at variable rates.
Water and Sewer. The City of Washington supplies us with water, on a monthly basis at variable rates. We have entered into an agreement to have our wastewater handled by the City of Cedar Rapids until the City of Washington has the capacity to handle our wastewater. The City of Washington has not yet finalized plans to build the structure necessary to handle our wastewater, therefore, we will likely be working with the City of Cedar Rapids for several years.
Natural Gas. We require a significant supply of natural gas. Alliant Energy supplies us with natural gas on a monthly basis at variable rates.
Rail. Our rail access is complete and we are currently shipping our biodiesel by both rail and truck. The Iowa, Chicago & Eastern Railroad supplies our plant with rail service and REG makes all of our transportation arrangements.
Operating Budget and Financing of Plant Operations
Note 7 to our financial statements reflect the doubt about our ability to continue as a going concern based upon our liquidity issues. Effective cash flow from operations and additional financing will be dependent upon our marketer selling our product at a price that allows our sales to cover all costs inclusive of debt service and positive margin.

Our current plans are to operate at an average of 60 to 67% of plant capacity for the next 12 months. Based upon those estimates of costs and the price point indicated by our marketer, we expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months. This assertion assumes our current difficulties with obtaining timely supplies of feedstock improve so we can operate at a higher capacity than our current operations at 40% of plant capacity. Our operating costs include the cost of feedstock(s), other production costs, staffing, office, audit, legal, compliance and debt service. The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Feedstock and Utilities Costs	$76,785,000
General and Administrative Costs	$1,245,000
Production and Other Costs	$8,826,000

Total Operating Costs	$86,856,000
The estimates in the table set forth above are based upon our limited operational experience. These figures are forward-looking estimates and actual costs could be much higher due to a variety of factors outside of our control.
Administration and Employees
We have 25 employees who operate the plant and provide administrative services to support our plant operations. We may hire one or two additional employees, depending upon our needs in the future. In addition to the employees we hired to operate our biodiesel plant, REG has hired our General Manager and Operations Manager. REG has hired and employs Alan Yoder to be our General Manager and has hired and employs Glen Hansel to be our Operations Manager. In the future, we anticipate that REG will continue to employ our General Manager and Operations Manager and we will continue to employ all other employees at our plant.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to: the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry. The costs of feedstock accounts for 70-90% of the cost to produce biodiesel. As a result, if the high costs of feedstock continue to persist, or increase even further, our members may continue to receive lower than anticipated returns, or no returns on their investment, as the increasing cost of feedstock will adversely affect our ability to generate profits.
The United States Department of Agriculture (“USDA”) January 2008 Oil Crops Outlook report provides that prices for soybeans and soybean oil have reached all-time record highs. The USDA reported that the July 2008 futures contract for soybeans surpassed $13.40 per bushel, breaking the previous record of $12.90 per bushel set in June 1973. We expect increasing soybean prices will cause the cost of soybean oil to increase. According to the USDA, the September 2008 futures contract for soybean oil is at 54.2 cents per pound, which surpasses the previous record set in October 1974 of 51 cents per pound. Furthermore, the USDA forecasted that high soybean oil prices will persist through the 2007-2008 marketing year, with a predicted price range of 45.5 to 49.5 cents per pound. However, according to the USDA’s National Weekly Ag Energy Round-Up report, the cost of crude soybean oil in Iowa for the week of February 1, 2008 was even higher, ranging from 49.72 to 51.97 cents per pound. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, such large increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced and sold. The current price of soybean oil is having a negative impact on our ability to generate revenues and profits. Any additional increase in the price of soybean oil will further the negative impact on our financial situation.

Although prices for animal fat is not currently as high as prices for soybean oil, animal fat prices are nonetheless higher than their historical average. In a January 14, 2008 report, the USDA reported that lard and edible tallow cost approximately 28 cents and 27 cents per pound, respectively, in the 2006-2007 marketing year, which was up from 22 cents and 19 cents per pound, respectively, in the 2005-2006 marketing year. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in the 2007-2008 marketing year to 35 to 39 cents per pound for lard and 37 to 41 cents per pound for edible tallow.
Excess capacity in the biodiesel industry is leading to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant requires significant amounts of soybean oil or animal fats. If overproduction of biodiesel continues to occur, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity continues to occur, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow to meet the increase in supply, we would expect the price for biodiesel to decline. Since we have been operational, our revenues have been negatively impacted by the high price of soybean oil and difficulties marketing our biodiesel at profitable prices in the competitive industry. Any continued decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Continued increased expenses and decreased sale prices for biodiesel will likely result in increased losses.
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
We expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oil and animal fats that are blended with petroleum biodiesel. VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin vegetable oil and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel.
The RFS required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. In the past, the RFS has largely been fulfilled with corn-based ethanol and this change provides the opportunity for the requirement to be fulfilled through other fuels, such as biodiesel. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by this act. As of January 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in this act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that most of the renewable fuel used to satisfy the expanded RFS created by this act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

Biodiesel production continues to grow as additional plants become operational. The National Biodiesel Board reports that in 2006 biodiesel demand was at approximately 250 million gallons. The National Biodiesel Board estimates that in 2007, biodiesel demand was at approximately 450 million gallons. We believe biodiesel production will continue to increase. Biodiesel plants are operating or have been proposed in a total of at least 42 states. The National Biodiesel Board estimates that as of January 25, 2008 there were 171 biodiesel companies that were operational. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of operating biodiesel plants is approximately 2.24 billion gallons per year. However, some of these biodiesel plants do not operate at their full capacities and some are completely shut down because of inability to generate profits. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
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
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil or the price of biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.
As of December 31, 2007, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $2,078,060. This is due primarily to unrealized losses on our open hedging positions with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. We had a short position with respect to home heating oil, which climbed to record high prices in 2007, resulting in significant hedging losses. Our hedging losses as of December 31, 2007 were partially offset by higher-priced biodiesel sales. If we continue to realize losses with respect to our derivative instruments, our net loss could increase.

Results of Operations
Financial Summary and Analysis of the Quarter Ended December 31, 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended December 31, 2007:

	Quarter Ended
	December 31, 2007
Income Statement Data	Amount	Percent
Revenues	$12,904,415	100.00%

Cost of Sales	$13,625,269	105.59%

Gross (Loss)	$(720,854)	(5.59)%

Operating Expenses	$426,773	3.31%

Operating (Loss)	$(1,147,627)	(8.90)%

Interest income	$27,024	0.21%

Interest expense	$(733,282)	(5.68)%

Net (Loss)	$(1,853,885)	(14.37)%
We incurred a net loss of $1,853,885 for the quarter ended December 31, 2007. Since we only became operational in July 2007, we do not yet have comparable income, production and sales data for quarter ended December 31, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our quarter ended December 31, 2006 and our quarter ended December 31, 2007, it is important that you keep this in mind.
Revenues
Revenues from operations for the quarter ended December 31, 2007 totaled $12,904,415. Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin. Net sales of biodiesel, including the related blenders’ credit, totaled $12,590,160 or 97.6% of our revenues and sales of crude glycerin totaled $295,672 or 2.3% of our revenues for the quarter ended December 31, 2007. Included within our revenues are $1,593,806 in incentives we have received or which are receivable from certain federal government incentive programs for the sale of biodiesel.
Cost of Goods Sold
Our cost of goods sold from the production of biodiesel and glycerin are primarily made up of soybean oil, animal fats, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Cost of goods sold for our products for the quarter ended December 31, 2007 was $13,625,269, or 105.59% of our revenues. Our costs of goods sold exceeded our revenues by $720,854. This is due in part to the high costs of soybean oil that the biodiesel industry has been experiencing in 2007, and also the expensing of $1,803,885 of loss due to our accounting for derivative instruments. This hedging loss consisted of a realized loss of $236,071 and an unrealized loss of $1,567,813. As of December 31, 2007 we have recorded a liability of $2,078,060 related to the unrealized loss on our open hedging contracts. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Commodity Risk Protection.” In addition, our high costs of goods sold was in part due to our marketer not reacting quickly enough to the changing price structure of raw materials and committing us to long-term contracts for biodiesel without hedging the raw material costs.

The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Accordingly, if feedstock costs continue to increase, the cost of sales on a per gallon sold basis could increase during the 2008 fiscal year. The USDA has predicted the number of soybean acres planted may decrease, which may further increase competition for soybean oil. Further, national biodiesel production capacity is expected to continue to increase, creating additional demand for feedstock and other inputs necessary to the production of biodiesel. Increases in demand for feedstock and other inputs could place upward pressure on feedstock and input costs. As the margin between biodiesel prices and feedstock costs narrows, our profit margins decrease. Accordingly, additional increases in the price of soybean oil, or other inputs, could have a negative impact on our cost of goods sold.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Operating expenses for the quarter ended December 31, 2007 totaled $426,773 or 3.31% of our revenues. Our operating expenses are primarily due to $417,273 in general and administrative expenses and $9,500 in depreciation.
Other Income (Expenses)
We received interest income in the amount of $27,024 and incurred interest expense in the amount of $733,282 for the quarter ended December 31, 2007.
Cash Flows
Cash Flow from Operating Activities
Net cash used in operating activities for the quarter ended December 31, 2007 totaled a negative amount of $43,561. This was the result of an operating loss before depreciation and amortization of $1,165,952 being offset by a $1,122,391 reduction in working capital. Our lack of cash flow, which is caused by lack of availability of soybean oil at reasonable costs and lack of demand for our biodiesel, is the main reason we cannot operate our plant at full capacity.
Cash Flow from Investing Activities
Net cash flow provided by investing activities for the quarter ended December 31, 2007 totaled $813,455, all of which was comprised of sales tax and utility refund payments resulting from the construction of our plant and our purchase of equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the quarter ended December 31, 2007 totaled $1,010,620. Specifically, we received $1,020,620 from our long-term borrowing and we made a payment on our long-term borrowings of $10,000.

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
Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soybean oil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
As of December 31, 2007, we had the following assets: property, plant and equipment of $40,543,281, current assets of $14,072,005, other assets of $517,082 and total assets of $55,132,368. As of December 31, 2007, we had total current liabilities of $37,599,339 and no long-term debt. This is because our construction loan converted to a term loan. Members’ equity was $17,533,029 as of December 31, 2007, and consisted of an accumulated deficit of $5,632,393 and members’ contributions, net of the cost of raising capital, of $23,165,422. For the three months ended December 31, 2007, we had $12,904,415 in revenues and a net loss of $1,853,885.
Use of Capital
We may not have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months, if our current difficulties with obtaining adequate supplies of feedstock do not improve or if we fail to comply with our loan covenants. We expect our costs over the next twelve months to include office, audit, legal, inventory, and working capital. We anticipate making significant purchases of soybean oil and animal fat necessary for biodiesel production in the next twelve months and will rely upon our cash reserves, senior and subordinated debt financing, and lines of credit to finance our operations.
We expect to pay REG approximately $40,664,805 under the terms of our design-build agreement for material and labor to construct the plant. We requested Marshall to make our final monetary payment of $300,000 to REG in September 2007, however, Marshall has not yet made this payment.
Sources of Funds
We financed the development and construction of the plant with a combination of equity and debt capital. We raised approximately $19,371,000 by issuing 19,371 of our units to investors through an Iowa intrastate offering, which supplemented our seed capital offering proceeds of $2,680,000. We also received a $400,000 loan from the Iowa Department of Economic Development (IDED), $100,000 of which is forgivable. To complete project financing, we received $34,715,000 in debt financing from Marshall consisting of a $29,715,000 construction loan, which converted to a term loan on February 1, 2008, and a $5,000,000 revolving line of credit which closed on October 26, 2006. On October 30, 2006 we raised an additional $550,000 by issuing 1,100 of our units to directors that exercised a unit option agreement. In addition, on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount up to $300,000 and have received this full amount.

As a result of our cash flow concerns related to the high costs of feedstocks and low sales of biodiesel, we may enter into additional lines of credit with Marshall, amend our term loan to allow for interest-only payments, or may raise additional funds through sales of securities in the next 12 months.
Research and Development
We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. We obtained all of the permits required to construct the plant. As of December 31, 2007 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any costs related to environmental compliance and permitting have been paid by REG. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
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
Item 3. Controls And Procedures
Our management, including our President and Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Treasurer and Chief Financial Officer (the principal financial officer), J. William Pim, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Risk factors are discussed in our annual report on Form 10-KSB. The risks described in our registration statement on Form 10-KSB are not the only risks facing us. The following risk factors are provided to supplement and update the risk factors previously disclosed in our Form 10-KSB. The risk factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in our annual report on Form 10-KSB.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value.
As discussed in the accompanying financial statements, we have generated accumulated losses of $5,632,393, have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern. See Note 7 to the financial statements. The financing agreements with our lender contain a covenant that allows the lender to consider us in default of the loan at any point that our lender determines there has been a material adverse change in our financial condition. We may fail to comply with one or more of our loan covenants periodically during our 2008 fiscal year. Failure to comply with these loan covenants constitutes an event of default under the our loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the possibility of increasing the line of credit or what other steps we need to take to resolve this situation, but there can be no assurance that our lender will increase our line of credit or waive any failure to comply with any one or more of the loan covenants. In the event our lender declared a default under the loan agreements and elected to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
We are becoming more dependent upon our ability to obtain adequate supplies of animal fat to produce our biodiesel and adverse changes in the animal fat market may negatively impact our profitability.
Increased prices of soybean oil have resulted in us dedicating larger amounts of our production to using animal fat as a feedstock. Animal fat is not currently sold on any board of trade and we cannot, therefore, hedge or lock in the prices at which we can obtain animal fat. If more biodiesel plants begin to produce larger quantities of biodiesel from animal fat, then the demand for animal fat could increase. Although prices for animal fat is not currently as high as prices for soybean oil, animal fat prices are nonetheless higher than their historical average. In a January 14, 2008 report, the USDA reported that lard and edible tallow cost approximately 28 cents and 27 cents per pound, respectively, in the 2006-2007 marketing year, which was up from 22 cents and 19 cents per pound, respectively, in the 2005-2006 marketing year. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in the 2007-2008 marketing year to 35 to 39 cents per pound for lard and 37 to 41 cents per pound for edible tallow. If we cannot obtain adequate supplies of animal fat at prices which allow us to produce biodiesel at a low enough cost to sell our biodiesel at a profit, our losses may increase.
Conversion of our construction loan to a term loan will subject us to restrictive covenants which may restrict our operating flexibility.
We are subject to several ratios in the term loan which may limit how we allocate our sources of funds. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. We may not be able to stay in compliance with these covenants and we may lose control of how we allocate our funds in order to attempt to stay in compliance with these covenants. This decreased flexibility may negatively impact our profitability. The additional application of restrictive covenants increases the risk that we will be in default of our loan and that are lender will accelerate our payments, which could force us to shut down our plant and our members could lose some or all of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of October 1, 2007 through December 31, 2007. None of our membership units were purchased by or on behalf of our company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our company during the period of October 1, 2007 through December 31, 2007.
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

IOWA RENEWABLE ENERGY, LLC

Date: February 14, 2008	/s/ Michael Bohannan Michael Bohannan
Chairman and President

Date: February 14, 2008	/s/ J. William Pim J. William Pim
Chief Financial Officer and Treasurer