Form 10KSB/A
period 2007-09-30
Iowa Renewable Energy, LLC
filed 2008-02-20
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                                          to
Commission file number 000-52428
IOWA RENEWABLE ENERGY, LLC
(Name of small business issuer in its charter)

Iowa	20-3386000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 East 7th Street, Washington, Iowa (Address of principal executive offices)	52353 (Zip Code)
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

EXPLANATORY NOTE:
This Amendment No. 1 to the Annual Report on Form 10-KSB/A (“Amendment No. 1”) of Iowa Renewable Energy, LLC (the “Company”) for the fiscal year ended September 30, 2007, is being filed for the purpose of amending and restating Item 7 of the Company’s original Annual Report on Form 10-KSB (the “Annual Report”) due to the fact that the signature of the Company’s independent registered public accounting firm was inadvertently omitted from the audit report contained in the original Annual Report, even though the original audit report received by the Company had been properly signed by the Company’s independent registered public accounting firm.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the item amended by this Amendment No. 1 is set forth herein. The remainder of the Company’s original Annual Report on Form 10-KSB is unchanged. Pursuant to Rule 12b-15, this Amendment No. 1 includes new certifications by the Company’s principal executive officer and principal financial officer. This report speaks only as of the original filing date of the Company’s Annual Report on Form 10-KSB and has not been updated or modified to take into account any events occurring subsequent to the original filing date.

ITEM 7. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Iowa Renewable Energy, LLC
Washington, Iowa
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations and has experienced significant increases in the input costs for their products. This has created liquidity issues and the Company is or, will likely be, in violation of its bank debt covenants and there is no assurance that such violations will be waived which together raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
December 27, 2007

Iowa Renewable Energy, LLC
Balance Sheet
September 30, 2007 and 2006

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$725,522	$473,505
Margin deposit	1,337,860	—
Accounts receivable	5,614,315	—
Federal incentive receivable	822,228	—
Inventory	3,815,722	—
Prepaids and other assets	37,032	—

	12,352,679	473,505

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	41,464,111	—
Office building, furniture and fixtures	572,665	2,325
Equipment & vehicles	226,424	4,566
Construction in process	—	15,065,424

	42,683,200	15,492,315
Accumulated depreciation	(663,962)	(1,460)

	42,019,238	15,490,855

Other Assets:
Cash, restricted for construction of property and equipment	—	10,263,792
Financing costs, net	542,513	83,245

	542,513	10,347,037

	$54,914,430	$26,311,397

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$33,342,558	$40,000
Accounts payable and accrued expenses	1,374,711	10,345
Derivative financial instruments	510,247	—
Construction payable, including retainage 2007 $300,000; 2006 $737,500	300,000	4,119,524

Total current liabilities	35,527,516	4,169,869

Long-Term Debt	—	360,000

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding 2007 26,331; 2006 25,231	23,165,422	22,615,422
Accumulated (deficit)	(3,778,508)	(833,894)

	19,386,914	21,781,528

	$54,914,430	$26,311,397

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

See Notes to Financial Statements.

Iowa Renewable Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net (loss)	$(2,944,614)	$(720,933)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	662,502	1,460
Amortization	25,432	—
Units issued for consulting services	—	250,000
Equity based compensation	—	600,000
Unrealized loss on derivative financial instruments	510,247	—
Change in working capital components:
(Increase) in margin deposits	(1,337,860)	—
(Increase) in accounts receivable	(6,436,543)	—
(Increase) in inventory	(3,815,722)	—
(Increase) in prepaids and other assets	(37,032)	—
Increase in accounts payable and accrued expenses	1,364,366	(2,326)

Net cash provided by (used in) operating activities	(12,009,224)	128,201

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(30,942,594)	(11,372,791)
(Increase) decrease in cash restricted	10,263,792	(10,263,792)

Net cash used in investing activities	(20,678,802)	(21,636,583)

Cash Flows from Financing Activities:
Issuance of membership units, an exercise of unit options	550,000	21,941,000
Payments for offering costs	—	(285,578)
Payments for financing costs	(552,515)	(83,245)
Proceeds from short-term borrowings	—	1,052,146
Payment on short-term borrowings	—	(1,052,146)
Proceeds from long-term borrowings	32,997,558	400,000
Payment on long-term borrowings	(55,000)	—

Net cash provided by financing activities	32,940,043	21,972,177

Net increase in cash and cash equivalents	252,017	463,795

Cash and cash equivalents:
Beginning	473,505	9,710

Ending	$725,522	$473,505

Supplemental Disclosure of Cash Flow Information, Cash payments for interest, net of amount capitalized	$443,754	$—

Supplemental Disclosure of Noncash Operating and Financing Activities:
Construction in progress included in accounts payable	$300,000	$4,119,524
Amortized financing costs included in construction in process	67,815	—
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
Note 2. Major Customer and Related Party
Iowa Renewable Energy LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Sales to REG for the year ended September 30, 2007 were approximately $14.8 million. Related accounts receivable from REG as of September 30, 2007 were approximately $5.6 million.
Iowa Renewable Energy LLC also entered into procurement and management agreements with R.E.G to supply IRE with feedstocks and chemicals necessary for production and manage operations.
These marketing, procurement and management agreements will expire on July 31, 2010; however, the agreement will renew annually unless terminated by either party upon one year’s prior written notice. Total management fees expensed under the agreement for the year ended September 30, 2007 and 2006 were $300,891 and none, respectively.
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

Iowa Renewable Energy, LLC
Notes to Financial Statements
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

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which will used to complete the biodiesel project. The loan consists of two phases: a “construction phase” where the Company will make periodic requests for fund advances to meet construction obligations and at the completion of construction, but in no event later than February 2008, the loan will convert to a “senior debt instrument.” The note bears interest at prime plus .75% (8.50% as of September 30, 2007).

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

Iowa Renewable Energy, LLC
Notes to Financial Statements
Note 8. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2007, the Company has generated accumulated losses of $3,778,508, has experienced significant increases in its input costs, and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. It is projected that the Company may to fail to comply with one or more of the loan covenants, including the working capital covenant, upon conversion of the construction loan into a term loan.  Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets.  In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
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

IOWA RENEWABLE ENERGY, LLC

Date: February 20, 2008	/s/ Mike Bohannan Mike Bohannan Chairman and President

Date: February 20, 2008	/s/ William J. Pim William J. Pim
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2008	/s/ Mike Bohannan Mike Bohannan
Chairman and President

Date: February 20, 2008	/s/ William J. Pim William J. Pim
Chief Financial Officer

Date: February 20, 2008	/s/ Mark Cobb Mark Cobb
Vice Chairman and Director

Date: February 20, 2008	/s/ Dick Gallagher Dick Gallagher
Secretary and Director

Date: February 20, 2008	/s/ Warren L. Bush Warren L. Bush, Director

Date: February 20, 2008	/s/ Jimmie W. Hanshaw Jimmie W. Hanshaw, Director

Date: February 20, 2008	/s/ William J. Horan William J. Horan, Director

Date: February 20, 2008	/s/ Edwin J. Hershberger Edwin J. Hershberger, Director

Date: February 20, 2008	/s/ Denny Mauser Denny Mauser, Director

Date: February 20, 2008	/s/ John Heisdorffer John Heisdorffer, Director

Date: February 20, 2008	/s/ Tom Schroeder Tom Schroeder, Director

Date: February 20, 2008	/s/ Mark Muench Mark Muench, Director

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing
10.1	Amendment to Management and Operational Services Agreement, dated August 3, 2007	1

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and filed on August 14, 2007.