Form 10QSB
period 2008-03-31
Iowa Renewable Energy, LLC
filed 2008-05-15
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2008
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
As of May 15, 2008, there were 26,331 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets

	March 31,	September 30,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$2,529,099	$725,522
Cash — restricted by loan agreement	868,636	—
Due from broker	258,822	1,337,860
Accounts receivable	2,150,049	5,614,315
Federal incentive receivable	1,057,863	822,228
Derivative financial instruments	176,140	—
Inventory	6,467,835	3,815,722
Prepaids and other assets	17,451	37,032

	13,525,895	12,352,679

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,650,689	41,464,111
Office building, furniture and fixtures	572,632	572,665
Equipment and vehicles	226,424	226,424

	41,869,745	42,683,200
Accumulated depreciation	(1,988,966)	(663,962)

	39,880,779	42,019,238

Other Assets, financing costs, net	491,651	542,513

	$53,898,325	$54,914,430

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$34,826,561	$33,342,558
Accounts payable and accrued expenses	1,905,891	1,374,711
Derivative financial instruments	—	510,247
Construction retainage	—	300,000

Total current liabilities	36,732,452	35,527,516

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding 2007 26,331; 2006 26,331	23,165,422	23,165,422
Accumulated (deficit)	(5,999,549)	(3,778,508)

	17,165,873	19,386,914

	$53,898,325	$54,914,430

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations
Quarter and Six Month Periods Ended March 31, 2008 and 2007

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Revenues:
Sales	$9,096,075	$—	$20,406,684	$—
Federal incentives	1,554,180	—	3,147,986	—

	10,650,255	—	23,554,670	—

Cost of sales	10,202,668	—	23,827,937	—

Gross profit (loss)	447,587	—	(273,267)	—

Operating expenses:
General and administrative	233,474	150,145	650,747	199,523
Depreciation	9,500	380	19,000	761

	242,974	150,525	669,747	200,284

Operating income (loss)	204,613	(150,525)	(943,014)	(200,284)

Other income (expense):
Interest income	26,922	63,843	53,946	138,831
Interest expense	(598,691)	—	(1,331,973)	—

Net (loss)	$(367,156)	$(86,682)	$(2,221,041)	$(61,453)

Weighted average units outstanding	26,331	26,331	26,331	26,150

Net (loss) per unit — basic and diluted	$(13.94)	$(3.29)	$(84.35)	$(2.35)

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows
Six Months Ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net (loss)	$(2,221,041)	$(61,453)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,325,004	761
Amortization	50,862	—
Unrealized (gain) on derivative financial instruments	(686,387)	—
Change in working capital components:
Decrease in due from broker	1,079,038	—
Decrease in accounts receivable	3,228,631	—
(Increase) in inventory	(2,652,113)	—
Decrease in prepaids and other assets	19,581	—
Increase in accounts payable and accrued expenses	531,180	5,940

Net cash provided by (used in) operating activities	674,755	(54,752)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(300,000)	(17,294,710)
Sales tax and utility refund from construction of property and equipment	813,455	—
(Increase) decrease in cash restricted	(868,636)	5,263,792

Net cash (used in) investing activities	(355,181)	(12,030,918)

Cash Flows from Financing Activities:
Issuance of membership units, on exercise of unit options	—	550,000
Payments for financing costs	—	(552,515)
Proceeds from long-term borrowings	2,017,442	12,163,731
Payment on long-term borrowings	(533,439)	(25,000)

Net cash provided by financing activities	1,484,003	12,136,216

Net increase in cash and cash equivalents	1,803,577	50,546

Cash and cash equivalents:
Beginning	725,522	473,505

Ending	$2,529,099	$524,051

See Notes to Unaudited Financial Statements.

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
Restricted cash: Restricted cash consists of custodial accounts held by our lender in accordance with the senior debt agreement (see Note 3).
Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance at March 31, 2008.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at March 31, 2008.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
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
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of March 31, 2008:

Raw material	$3,091,112
Finished goods	3,172,529
Deposits on inventory in transit	204,194

$6,467,835
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
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The Company recognized a net gain (loss) of $621,034 and ($1,182,851) during the three and six month periods ended March 31, 2008, respectively. The unrealized loss or gain related to the derivative contracts has been recorded as a separate asset or liability on the balance sheet since June 30, 2007. There was no derivative activity prior to the June 30, 2007 quarter.
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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Cost of sales: The primary components of cost of sales from the production of biodiesel products are, raw materials (soybean oil, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and six month periods ended March 31, 2008 is as follows:

	Three Months ended 3/31/08		Six Months Ended 3/31/08
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, chemicals, etc.)	$9,224,082	90.41%	$19,632,291	82.39%
Plant wages and salaries	239,370	2.35	459,883	1.93
Utilities and waste disposal	308,529	3.02	557,641	2.34
Fees-marketing, sales, procurement	154,353	1.51	339,866	1.43
Accrual for contract transfer	75,000	0.74	75,000	0.32
Realized and unrealized (gain) loss on derivative financial instruments	(621,034)	(6.09)	1,182,851	4.96
Depreciation	653,002	6.40	1,306,004	5.48
Maintenance, supplies and other expenses	169,366	1.66	274,401	1.15

Total cost of sales	$10,202,668	100.00%	$23,827,937	100.00%

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
Note 2. Major Customer
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three and six month periods ended March 31, 2008 were approximately $9.09 million and $20.4 million, respectively. Related accounts receivable from REG as of March 31, 2008 were approximately $2.15 million.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feed stocks and chemicals necessary for production and management of operations.
These marketing, procurement and management agreements will expire on July 31, 2010; however, the agreement will renew annually unless terminated by either party upon one year’s prior written notice. Total management fees expensed under the agreement for the three and six month periods ended March 31, 2008, were $154,353 and $339,866, respectively. There were no fees during the three and six month periods ended March 31, 2007.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note 3. Long-Term Debt
Long-term debt consists of the following as of March 31, 2008:

Note payable to Marshall Bank Group for construction loan (A)	$34,211,561
Note payable to the Iowa Department of Economic Development (B)	315,000
Note payable to the Iowa Department of Transportation (C)	300,000

$34,826,561

(A) On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction the loan converted to a “senior debt instrument.” The note bears variable interest at prime plus 0.75% (5.50% as of March 31, 2008). Beginning February 2008 the loans requires monthly principal and interest payments of approximately $377,000. The agreement also provides for the establishment of the following reserve funds:
Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. At March 31, 2008 there was $858,219 in the debt service reserve account.
Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into a custodial account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000. At March 31, 2008 there was $10,417 in the capital improvements reserve account.
Sinking fund: Commencing one month after the conversion date, one-third of all monthly projected EBITDA shall be applied to reduce loan principal. At the point the outstanding principal loan balance is reduced to $20,182,750 no additional sinking fund deposits will be required.
(B) The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of March 31, 2008 of $215,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.
The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two year period starting with the date of noncompliance, including interest at 6%.
(C) The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of March 31, 2008 of $132,000. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.
As discussed in Note 7 below, due to the risk of default resulting from concerns surrounding liquidity issues, long-term debt has been reclassified as a current liability.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
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

Year ending September 30:
2008	$24,651
2009	32,868
2010	3,300

$60,819

Note 5. Related Party Transactions
On May 2, 2006, the Company entered into an agreement with REG, for construction of the biodiesel plant for $39,445,500 due in monthly progress payments. Including change orders, the contract now totals approximately $40,665,000. The agreement provides for a 5% retainage to be withheld from each invoice. The construction retainage was carried in a construction payable account. As of March 31, 2008 the construction was complete and paid in full.
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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
In March 2008, the FASB issued SFAS No. 161. “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB statement No. 133”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective as for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. As of March 31, 2008, management believes that SFAS No. 161 will have no effect on the financial position, results of operations, and cash flows of the Company.
Note 7. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2008, the Company has generated accumulated losses of $5,999,549, has experienced significant increases in its input costs and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as a fixed charge coverage financial ratio. It is projected that the Company may fail to comply with one or more of the loan covenants, including the working capital covenant, upon conversion of the construction loan into a term loan. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s noncompliance with any one or more of the loan covenants occurring upon conversion to a term loan. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital. In addition, the Company is currently in discussions with the lender to obtain a new line of credit for $7 million, which if obtained would significantly reduce the Company’s liquidity issues. However, no new line of credit has been entered into and an agreement may not be reached. The Company also anticipates that by increasing production of biodiesel made from animal fats it may be able to reduce its input costs, which may reduce losses.
Note 8. Subsequent Events
In early April, the company made an agreement with Western Dubuque Biodiesel (hereafter WDB), another REG network plant, located in Farley, Iowa to share fulfillment of a biodiesel contract. To compensate WDB for the loss in the sales contract, the Company transferred 45 soy oil contracts which had a fair value of approximately $75,000 at March 31, 2008. The $75,000 has been included in accrued expenses. This agreement was facilitated by REG because of order demand, excess capacity at WDB and company liquidity restraints.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of feedstock;

•	Failure to comply with our loan covenants;

•	Continued and increased temporary shutdowns of plant operations;

•	Our ability to raise additional capital if necessary;

•	The availability of credit and our ability to borrow additional amounts;

•	Changes in our business strategy, management, capital improvement and development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the biodiesel industry leading to a decline in biodiesel prices;

•	Increases or decreases in the supply and demand for biodiesel, including anticipated significant increases in supply from new biodiesel plants and expansions of existing biodiesel plants;

•	Changes in environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Any potential financial instability of our marketing and management company;

•	Increases or decreases in the supply and demand for glycerin leading to a decline in prices; and

•	Changes and advances in biodiesel production technology.
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

Overview
Our plant is currently fully operational. We began producing biodiesel on July 10, 2007. We obtained our certificate of substantial completion for our plant on July 12, 2007 from Renewable Energy Group, Inc. (REG), our design-builder. After having our biodiesel independently tested to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel. This allowed us to avoid excess inventory, however, resulted in several plant shut downs. During the second quarter of fiscal year 2008, we operated our plant at approximately 33% of our plant’s capacity.
Most of our shut downs have been due to:
•	The inability to obtain adequate amounts of feedstock in a timely manner;

•	The inability to obtain adequate amounts of feedstock at profitable prices;

•	Lack of demand for biodiesel;

•	Lack of biodiesel contracts at profitable prices; and

•	Inadequate funds to obtain feedstock due to having to pay for feedstock prior to obtaining payments from our biodiesel sales.
We believe some of these problems which have resulted in shut downs of the plant will be alleviated in the future for the following reasons:
•
We anticipate the price of soybean oil will decrease because more acres of land are being planted with soybeans this year, according to the April 2008 Oil Crops Report from the United States Department of Agriculture (USDA);

•
We anticipate the demand for biodiesel made from animal fats (which is currently less expensive than soybean oil, although prices have been increasing) will increase in the warmer summer months, because the higher gel temperature of biodiesel made from animal fats will not be an issue;

•
We anticipate we will be able to obtain adequate amounts of feedstock in the future by exploring the possibility to produce biodiesel from feedstocks other than soybean oil and animal fats. For example, we are exploring the use of corn oil as a feedstock and our plant is capable of using many other types of oils and fats;

•	We anticipate demand for biodiesel in foreign countries will increase, resulting in the ability for us to obtain more export contracts;

•	We anticipate domestic demand for biodiesel will increase due the Renewable Fuels Standard requirements for increased use of alternative fuels; and

•
We anticipate we will experience less delay in getting paid for sales of our biodiesel because our marketer, REG, has informed us that we will now be paid for sales of biodiesel within 7 days of truck shipment and 15 days of rail shipment.

From January 1, 2008 through March 31, 2008 we produced approximately 2,695,682 gallons of biodiesel, of which approximately 54% was made from animal fats and 46% was from soybean oil. Because of the reasons listed above, we anticipate that over the next 12 months operations will increase and we will operate the plant at close to full capacity. If these events do not occur, specifically resolving the delay in getting paid for our sales of biodiesel and implementation of the Renewable Fuels Standard, we may have to continue to only operate when we have contracts for our biodiesel, especially during the winter months.
Since our start-up of operations we have been dealing with short term liquidity issues. On August 3, 2007 we entered into an amendment to our management and operational services agreement with REG to accelerate payment of our receivables. The amendment was in effect for four weeks beginning on August 5, 2007. In addition, we have shared some of our biodiesel contracts with other biodiesel plants in the REG network, partially because our liquidity restraints would not allow us to fund the production of enough biodiesel to fill the contract.

These changes have not solved our liquidity problem and we expect to continue to seek other alternatives to solve our liquidity issues. If the reasons listed above do not result in sufficient increased production and sales to solve our liquidity issues we may consider the following solutions:
•	Continued scaled back biodiesel production, rather than the increased production we anticipate;

•	Continued temporary shut downs of the biodiesel plant, rather than the increased production we anticipate;

•	Producing biodiesel on a toll basis, where we would produce biodiesel using raw materials provided by someone else;

•	Selling additional membership units;

•	Entering into strategic opportunities with other biodiesel plants;

•	Selling our preprocessed animal fats to biodiesel plants that do not have the technology to process animal fats;

•	Increase our line of credit with the Marshall Bankfirst Corporation (Marshall);

•	Obtain an additional operating loan; or

•	Amend our term loan with Marshall to allow interest only payments.
On February 1, 2008, our loan with Marshall converted from a construction loan to a term loan, which requires monthly principal and interest payments of approximately $377,000. We are currently in compliance with all our loan covenants, however, we are not required to comply with several of the covenants until 12 months after conversion of the loan to a term loan. If our financial condition has not improved by the time these additional covenants come into effect, we will likely be in violation of several of our covenants, such as the covenants which will require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.
As discussed in the accompanying financial statements, we have generated accumulated losses of $5,999,549 and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern (See Note 7 to the financial statements). In the event our lender declares a default under the loan agreements and elects to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Plan of Operations for the Next 12 Months
Plant Operations
Our plant is fully operational. All construction items are complete and we are actively producing biodiesel at our plant. We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant.

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
Our current plans are to operate the plant at close to full capacity for the next 12 months. This assertion assumes our current liquidity difficulties improve so we can operate at a higher capacity, the implementation of the new Renewable Fuels Standard will occur as planned in January 2009, and that new Renewable Fuels Standard will increase demand such that we will be able to operate at full capacity through the winter months. If these events do not occur we may have to continue to operate only when we have contracts to sell our biodiesel. Based upon those estimates of costs and the price point indicated by our marketer, we expect to require an additional line of credit in order to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months. Our operating costs include the cost of feedstock(s), other production costs, staffing, office, audit, legal, compliance and debt service.
Administration and Employees
We hire the employees who operate the plant and provide administrative services to support our plant operations. We do not anticipate any significant changes in the number of employees, and anticipate changes as the result of normal employee turnover. In addition to the employees we hire to operate our biodiesel plant, REG has hired our General Manager and Operations Manager. REG has hired and employs Alan Yoder to be our General Manager and has hired and employs Glen Hansel to be our Operations Manager. In the future, we anticipate that REG will continue to employ our General Manager and Operations Manager and we will continue to employ all other employees at our plant.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to: the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry. The cost of feedstock accounts for 70-90% of the cost to produce biodiesel. As a result, if the high cost of feedstock continues to persist, or increases even further, our members may continue to receive lower than anticipated returns, or no returns, on their investment as the increasing cost of feedstock will adversely affect our ability to generate profits.

The USDA’s April 2008 Oil Crops Outlook Report predicts that more soybeans will be planted in the 2008 planting season, thus lowering the price of soybeans. The USDA report states United States farmers intend to plant 74.8 million acres of soybeans in 2008, a large increase from the 63.6 million acres planted last year. The USDA predicts that the increase in new crop, plus better than anticipated supplies from old crops, will put downward pressure on the prices for soybeans and soybean oil. The USDA reports that the largest increases in acres planted with soybeans will be Iowa, Nebraska and South Dakota. Thus, our costs to obtain soybean oil will likely go down from the lowered price of soybeans and a decrease in transportation costs, as the increase of soybeans will be located largely in close proximity to our plant. Moreover, the USDA’s May 2008 Oil Crops Outlook Report predicted even more soybeans could be planted this year because wet weather was making it difficult to plant corn in time for it’s growing season.
Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies: Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies crush soybeans based upon demand for livestock feed and they will likely not increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market.
Soybean and soybean oil prices had been increasing for several months. The prices appear to have peaked in February and have now been decreasing in March and April. Even so, the May 2008 USDA Oil Crops Outlook Report estimated soybean prices would still hit record highs, the average price in 2007/2008 was estimated at $10.00 per bushel and the average price for 2008/2009 is projected at $10.50 to $12.00 per bushel. The USDA did however, slightly lower its price projections for soybean oil and predicted prices for soybean oil would not be as volatile in the 2008/2009 marketing year as they have been in the 2007/2008 marketing year. The USDA’s May predictions for the 2008 season average are 52 cents per pound of soybean oil. The report did note, however, that prices in central Illinois remained near an all time high of 50-54 cents per pound, suggesting the Midwest may continue to experience increased prices even if the average price of soybean oil decreases. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, if the price of soybean oil continues to decrease we could see an increase in the potential profit margin on each gallon of biodiesel produced and sold. We anticipate that the current decrease in price of soybean oil will have a positive impact on our ability to generate revenues and profits, however, even these decreased prices remain well above historical averages.
Although prices for animal fats are not currently as high as prices for soybean oil, animal fats prices are nonetheless higher than their historical average. In an April 10, 2008 report, the USDA reported that lard and edible tallow cost approximately 28 cents and 27 cents per pound, respectively, in the 2006-2007 marketing year, which was up from 22 cents and 18 cents per pound, respectively, in the 2005-2006 marketing year. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in the 2007-2008 marketing year to 38 to 42 cents per pound for lard and 41 to 45 cents per pound for edible tallow.
Excess capacity in the biodiesel industry is leading to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant requires significant amounts of feedstock. If overproduction of biodiesel continues to occur, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity continues to occur, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow to meet the increase in supply, we would expect the price for biodiesel to decline. Since we have been operational, our revenues have been negatively impacted by the high price of soybean oil and difficulties marketing our biodiesel at profitable prices in the competitive industry. Any continued decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Continued increased expenses and a decreased sale price for biodiesel will likely result in increased losses.

Now that our plant is operational, our revenues consist of sales of biodiesel and glycerin.  Biodiesel sales constitute the majority of our revenues. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In Iowa, the price for B100 biodiesel was approximately $4.90 to $5.25 per gallon for the week of May 2, 2008, according to the USDA’s Weekly Ag Energy Round-Up report. According to the Energy Information Administration, Midwestern diesel fuel prices as of May 5, 2008 averaged approximately $4.10 per gallon. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative.
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
The RFS requires the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. In the past, the RFS has largely been fulfilled with corn-based ethanol and this change provides the opportunity for the requirement to be fulfilled through other fuels, such as biodiesel. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.
We anticipate that the RFS may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. As of January 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the RFS. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that most of the renewable fuel used to satisfy the expanded RFS created by this act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol. In addition, on May 2, 2008 twenty-four United States senators requested the Environmental Protection Agency (EPA) waive or restructure the RFS. If the EPA does change or suspend the RFS, then biodiesel demand may not increase as anticipated.
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
For the three months ended March 31, 2008, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as an asset on our balance sheet in the amount of $176,140. A gain of $621,034 was also included in our cost of goods sold on our statement of operations for our quarter ended March 31, 2008. This is due primarily to realized and unrealized gains and losses on our hedging positions taken with respect to home heating oil and soybean oil. We previously entered into a type of hedging agreement for home heating oil known as an “Asian swap,” which contained a doubling up clause. We entered into this hedge because there currently is no futures market for biodiesel and the price of home heating oil typically tracks with biodiesel. Home heating oil prices increased rapidly during 2007 and this resulted in a loss. We have now changed our hedging strategy and no longer enter into Asian swap agreements. We now enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. While management believes our hedging strategies will result in increased profit margins overall, locking in a margin could result in a loss of liquidity if there is a sharp market move which could result in our operating funds becoming tied up in margin calls.

Results of Operations
Financial Summary and Analysis of the Quarter Ended March 31, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended March 31, 2008:

	Quarter Ended
	March 31, 2008
Income Statement Data	Amount	Percent
Revenues	$10,650,255	100.00%

Cost of Sales	$10,202,668	95.8%

Gross Profit	$447,587	4.2%

Operating Expense	$242,974	2.3%

Operating Income	$204,613	1.9%

Interest Income	$26,922	0.3%

Interest Expense	$(598,691)	(5.6)%

Net Income (Loss)	$(367,156)	(3.4)%
We incurred a net loss of $367,156 for the quarter ended March 31, 2008. Since we only became operational in July 2007, we do not yet have comparable income, production and sales data for quarter ended March 31, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our quarter ended March 31, 2007 and our quarter ended March 31, 2008, it is important that you keep this in mind.
Revenues
Revenues from operations for the quarter ended March 31, 2008 totaled $10,650,255. Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin. Net sales of biodiesel, including the related blenders’ credit, totaled $10,313,344 or 96.8% of our revenues and sales of crude glycerin totaled $261,800 or 2.5% of our revenues for the quarter ended March 31, 2008. The remainder of our revenues were generated by sales of our fatty acid and soapstock, which is a by product of the soybean oil refining process.
Cost of Goods Sold
Our cost of goods sold from the production of biodiesel and glycerin are primarily made up of soybean oil, animal fats, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Cost of goods sold for our products for the quarter ended March 31, 2008 was $10,202,668, or 95.8% of our revenues. Our costs of goods sold therefore used substantially all of our revenues. This is due in part to the high costs of feedstocks we have been experiencing. In addition, our high costs of goods sold were in part due to our marketer locking us into index contracts for our biodiesel without hedging our inputs. We are attempting to correct this problem with hedges on home heating oil that are locked in against the Chicago spot market. We lift these hedges as REG makes deliveries and this allows us to lock in our profit margin without hedging our inputs.

The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Accordingly, if feedstock costs continue to increase, the cost of sales on a per gallon sold basis could continue to increase during the next 12 months. The USDA has predicted the number of soybean acres planted may increase, which may lower some of our feedstock costs. However, national biodiesel production capacity is expected to continue to increase, creating additional demand for feedstock and other inputs necessary to the production of biodiesel. Increases in demand for feedstock and other inputs could result in there being an upward pressure on feedstock and input costs, despite a larger soybean crop being available. As the margin between biodiesel prices and feedstock costs narrows, our profit margins decrease. Accordingly, additional increases in the price of soybean oil, or other inputs, could have a negative impact on our cost of goods sold.
Natural gas prices fluctuated significantly during 2007, and could again increase significantly as a result of actual or perceived shortages in supply. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expense
Operating expenses for the three months ended March 31, 2008 totaled $242,974 or 2.3% of our revenues. Our operating expenses are primarily due to $233,474 in general and administrative expenses and $9,500 in depreciation.
Interest Income (Expense)
We received interest income in the amount of $26,922 and incurred interest expense in the amount of $598,691 for the three months ended March 31, 2008.
Cash Flows
Cash Flow from Operating Activities
Net cash provided by operating activities for the six months ended March 31, 2008 totaled $674,755. This was the result of net loss, before depreciation and amortization, of $845,175 and an unrealized gain on hedging instruments of $686,387 being offset by a decrease in working capital components. The decrease in working capital components was due largely to a decrease in accounts receivable.
Cash Flow from Investing Activities
Net cash flow used in investing activities for the six months ended March 31, 2008 totaled $355,181, which was comprised of equipment purchases, and an increase in restricted cash partially offset by sales tax and utility expenses. The purchase of equipment was the payment of the retainage amount under the construction contract.
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended March 31, 2008 totaled $1,484,003. Specifically, we received $2,017,442 from our long-term borrowing and we made payments on our long-term borrowings of $533,439.
Summary of Critical Accounting Policies
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.
Revenue Recognition
Revenue from the production of biodiesel and glycerin is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Biodiesel and glycerin are generally shipped FOB from the plant.

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
Liquidity and Capital Resources
As of March 31, 2008, we had the following assets: property, plant and equipment of $39,880,779, current assets of $13,525,895, other assets of $491,651 and total assets of $53,898,325. As of March 31, 2008, we had total current liabilities of $36,732,452 and no long term debt. Our construction loan converted to a term loan, and is considered a current liability because of our going concern. Members’ equity was $17,165,873 as of March 31, 2008, and consisted of an accumulated deficit of $5,999,549 and members’ contributions, net of the cost of raising capital, of $23,165,422. For the three months ended March 31, 2008, we had $10,650,255 in revenues and a net loss of $367,156.
Use of Capital
We may not have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months, if we do not obtain an additional line of credit. We have already had to share some of our biodiesel contracts with Western Dubuque Biodiesel, partially because our liquidity restraints would not allow us to fund the production of enough biodiesel to fill the contract.
If our current liquidity problems are alleviated, we expect our costs over the next twelve months to include office, audit, legal, inventory, and working capital. We anticipate making significant purchases of feedstocks necessary for biodiesel production in the next twelve months and will rely upon our cash reserves, senior and subordinated debt financing, and lines of credit to finance our operations.
We paid REG approximately $40,664,000 under the terms of our design-build agreement for material and labor to construct the plant. The last payment to REG under the design-build agreement was made on January 31, 2008.
Sources of Funds
We financed the development and construction of the plant with a combination of equity and debt capital. We raised approximately $19,371,000 by issuing 19,371 of our units to investors through an Iowa intrastate offering, which supplemented our seed capital offering proceeds of $2,680,000. We also received a $400,000 loan from the Iowa Department of Economic Development (IDED), $100,000 of which is forgivable. To complete project financing, we received $34,715,000 in debt financing from Marshall consisting of a $29,715,000 construction loan, which converted to a term loan on February 1, 2008, and a $5,000,000 revolving line of credit, both of which closed on October 26, 2006. On October 30, 2006 we raised an additional $550,000 by issuing 1,100 of our units to directors that exercised a unit option agreement. In addition, on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount up to $300,000 and have received this full amount.

As a result of our cash flow concerns, we may continue to scale back in biodiesel production, continue to temporarily shut down the plant, produce biodiesel on a toll basis, sell additional membership units, enter into strategic opportunities with other biodiesel plants, sell our preprocessed animal fats to other biodiesel plants, increase our line of credit, obtain an additional operating loan or amend our term loan in the next 12 months.
Research and Development
We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. We obtained all of the permits required to construct the plant. As of March 31, 2008 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any costs related to environmental compliance and permitting have been paid by REG pursuant to our management agreement with REG. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
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
Item 3(A)T. Controls And Procedures
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Risk factors are discussed in our annual report on Form 10-KSB. The risks described in our annual report on Form 10-KSB are not the only risks facing us. The following risk factors are provided to supplement and update the risk factors previously disclosed in our Form 10-KSB. The risk factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in our annual report on Form 10-KSB.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 7 to the accompanying financial statements, our potential non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. The financing agreements with our lender contain a covenant that allows the lender to consider us in default of the loan at any point that our lender determines there has been a material adverse change in our financial condition. We were in compliance with our covenants as of March 31, 2008. However, it is possible that in the future we may fail to comply with one or more of our loan covenants. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elects to foreclose its lien or security interest in such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. As discussed in the accompanying financial statements, our potential non-compliance with one or more of the loan covenants contained in our financing agreements has raised doubts about our ability to continue as a going concern. In the event that we need additional debt or equity financing to comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain debt financing. However, the doubts relating to our ability to continue as a going concern may make it difficult to raise the necessary capital or obtain additional debt financing. The structure of our current debt financing and marketing agreements could limit our ability to obtain debt financing from other sources. Additionally, the subprime mortgage lending crisis has contributed to a generally unfavorable credit environment. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and our members could lose some or all of their investment.
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated with the high cost of our raw materials, lack of demand for our product at profitable prices and the ordinary delay between when we purchase raw materials and when we receive payments from REG for our finished products. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We are already operating at reduced capacity. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
Our reliance upon REG could damage our profitability if REG is unable to continue its business. REG withdrew its registration statement for its initial public offering on March 17, 2008 stating in its filing with the SEC that current market conditions do not support an offering of its stock at this time. Because of our substantial dependence upon REG, significant costs and delays would likely result from the need to find other sources of feedstock, consultants or marketers. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and our members could lose all or substantially all of their investment.

REG, the company which is responsible for procuring our inputs, may acquire soybean oil from parties related to REG. Pursuant to our management and operational services agreement, we rely on REG to procure the inputs, including soybean oil, necessary to operate our plant and we expect REG to negotiate for us the best possible price for such inputs. REG may from time to time procure our soybean oil from parties related to REG, including West Central Cooperative and Bunge North American, Inc, each of which are investors in REG. REG may also from time to time procure our soybean oil from Minnesota Soybean Processors, with which Bunge has a consulting and management relationship. Due to REG’s relationships with such parties, the price which we must pay for such inputs (as a result of REG’s procurement of such inputs from such parties) may not be negotiated at arms length by REG. In such cases, REG’s interest in procuring our inputs at the lowest available prices and its interest in benefiting these related parties by procuring inputs at higher prices may conflict. Although we believe that REG acts in our best interests in managing our plant (including its procurement of our inputs), it is nonetheless conceivable that, as a result of its conflict of interest, REG may not negotiate the lowest possible prices for our inputs when it is procuring inputs from these related parties of REG. This could result in reduced profits or increased losses and could make us less competitive with other biodiesel plants that are able to negotiate better input prices.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the three months ended March 31, 2008. None of our membership units were purchased by or on behalf of our company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our company during the three months ended March 31, 2008.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to Security Holders.
We held our Annual Meeting of the Members on April 5, 2008. The purpose of the meeting was to elect three (3) Group I directors. At a meeting of the board of directors on November 27, 2007, the board of directors approved reducing the total number of directors of the Company from twelve (12) directors to nine (9) directors and in accordance with this reduction approved reducing the number of Group I directors from six (6) to three (3) directors. The director nominees were Edwin Hershberger, John Heisdorffer, William Horan and Jim Hanshaw. All of the nominees were incumbent directors. Mark Meunch and Tom Schroeder chose not to stand for reelection. Edwin Hershberger, John Heisdorffer and William Horan were reelected to serve another three year term each as Group I directors. The votes received for each director nominee are below:

	Affirmative	Against	Abstain
Edwin Hershberger	7237	75	715
John Heisdorffer	6613	300	665
William Horan	5872	565	850
Jim Hanshaw	5781	1457	690
There were no broker non-votes cast. The terms of Groups II and III directors continued after the meeting in addition to the reelected Group I directors. The Group II and III directors are Michael Bohannan, Mark Cobb, J. William Pim, Richard Gallagher, Warren Bush and Denny Mauser.

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

IOWA RENEWABLE ENERGY, LLC
Date: May 15, 2008	/s/ Michael Bohannan
Michael Bohannan
Chairman and President

Date: May 15, 2008	/s/ J. William Pim
J. William Pim
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*) Filed herewith.