Form 10QSB
period 2008-06-30
Iowa Renewable Energy, LLC
filed 2008-08-14
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2008
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
As of August 14, 2008, there were 26,331 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets

	June 30,	September 30,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,332,443	$725,522
Cash — restricted by loan agreement	1,015,862	—
Due from Broker	518,588	1,337,860
Accounts receivable	4,137,111	5,614,315
Federal incentive receivable	405,514	822,228
Inventory	6,386,623	3,815,722
Prepaids and other assets	4,628	37,032

	13,800,769	12,352,679

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,673,235	41,464,111
Office building, furniture and fixtures	572,632	572,665
Equipment and vehicles	226,424	226,424

	41,892,291	42,683,200
Accumulated depreciation	(2,651,468)	(663,962)

	39,240,823	42,019,238

Other Assets, financing costs, net	466,221	542,513

	$53,507,813	$54,914,430

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$34,054,762	$33,342,558
Accounts payable and accrued expenses	2,537,040	1,374,711
Derivative financial instruments	219,790	510,247
Construction retainage	—	300,000

Total current liabilities	36,811,592	35,527,516

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding of $26,331	23,165,422	23,165,422
Accumulated (deficit)	(6,469,201)	(3,778,508)

	16,696,221	19,386,914

	$53,507,813	$54,914,430

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations
Three and Nine Month Periods Ended June 30, 2008 and 2007

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Sales	$19,285,520	$—	$39,692,204	$—
Federal incentives	1,358,243	—	4,506,229	—

	20,643,763	—	44,198,433	—

Cost of sales	20,202,262	(228,057)	44,083,029	(228,057)

Gross profit	441,501	228,057	115,404	228,057

Operating expenses:
General and administrative	439,936	241,447	1,037,853	440,970
Depreciation	9,500	381	28,500	1,142

	449,436	241,828	1,066,353	442,112

(Loss) before other income (expense)	(7,935)	(13,771)	(950,949)	(214,055)

Other income (expense):
Interest income	18,610	57,261	72,556	196,092
Interest expense	(480,327)	—	(1,812,300)	—

Net income (loss)	$(469,652)	$43,490	$(2,690,693)	$(17,963)

Weighted average units outstanding	26,331	26,331	26,331	26,210

Net income (loss) per unit — basic and diluted	$(17.84)	$1.65	$(102.19)	$(0.69)

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows
Nine Months Ended June 30, 2008 and 2007

	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net (loss)	$(2,690,693)	$(17,963)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	1,987,506	1,142
Amortization	76,292	—
Unrealized (gain) or loss on derivative financial instruments	(290,457)	1,220,690
Change in working capital components:
(Increase) decrease in due from broker	819,272	(2,448,748)
Decrease in accounts receivable	1,893,918	—
(Increase) in inventory	(2,570,901)	(1,174,856)
(Increase) decrease in prepaids and other assets	32,404	(27,573)
Increase in accounts payable and accrued expenses	1,162,329	412,242

Net cash provided by (used in) operating activities	419,670	(2,035,066)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(322,546)	(27,001,564)
Sales tax and utility refund from construction of property and equipment	813,455	—
(Increase) decrease in cash restricted	(1,015,862)	6,263,792

Net cash (used in) investing activities	(524,953)	(20,737,772)

Cash Flows from Financing Activities:
Issuance of membership units, on exercise of unit options	—	550,000
Payments for financing costs	—	(552,515)
Proceeds from long-term borrowings	2,017,442	25,852,075
Payment on long-term borrowings	(1,305,238)	(40,000)

Net cash provided by financing activities	712,204	25,809,560

Net increase in cash and cash equivalents	606,921	3,036,722

Cash and cash equivalents:
Beginning	725,522	473,505

Ending	$1,332,443	$3,510,227

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
Restricted cash: Includes deposits to custodial accounts held by our lender. Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into an account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000.
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
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of June 30, 2008:

Raw material	$3,576,070
Finished goods	2,405,039
Deposits on inventory in transit	405,514

$6,386,623

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	10 - 20
Office building	10 - 20
Office equipment	3 - 7
Other equipment	3 - 7
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Derivative instruments: The Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted soy oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three and nine month periods ended June 30, 2008 and 2007.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Realized (gain) loss	$(83,503)	$(1,448,747)	$1,785,735	$(1,448,747)
Change in unrealized (gain) loss	395,930	1,220,690	(290,457)	1,220,690

Net (gain) loss	$312,427	$(228,057)	$1,495,278	$(228,057)

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
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and nine month periods ended June 30, 2008 is as follows:

	Three Months ended June 30, 2008		Nine Months Ended June 30, 2008
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$18,209,472	90.14%	$38,045,120	86.30%
Plant wages and salaries	252,149	1.25	762,398	1.73
Utilities and waste disposal	555,272	2.75	1,103,881	2.50
Fees-procurement, operation mgmt	106,849	0.53	255,914	0.58
Loss on derivative financial instruments	312,427	1.55	1,495,278	3.39
Depreciation	653,002	3.23	1,959,006	4.44
Maintenance, supplies and other expenses	113,091	0.55	461,432	1.06

Total cost of revenue/sales	$20,202,262	100.00%	$44,083,029	100.00%

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
Reclassifications: Certain amounts in prior year financial statements have been reclassified, with no effect on net income or members’ equity, to conform to current period presentations.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements
Note 2. Major Customer
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three and nine month periods ended June 30, 2008 were approximately $19.3 million and $39.7 million, respectively. Related accounts receivable from REG as of June 30, 2008 were approximately $4.1 million.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feed stocks and chemicals necessary for production and to manage operations.
These marketing, procurement and management agreements will expire on July 31, 2010; however, the agreement will renew annually unless terminated by either party upon one year’s prior written notice. Total management fees expensed under the agreement for the three and nine month periods ended June 30, 2008 were $244,721 and $584,587, respectively. There were no fees during the three and nine month periods ended June 30, 2007.
Note 3. Long-Term Debt
Long-term debt consists of the following as of June 30, 2008:

Note payable to Marshall Bank Group for construction loan (A)	$33,454,762
Note payable to the Iowa Department of Economic Development (B)	300,000
Note payable to the Iowa Department of Transportation (C)	300,000

$34,054,762

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction the loan converted to a “senior debt instrument.” The note bears variable interest at prime plus 0.75% (5.25% as of June 30, 2008).

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

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of June 30, 2008 of $200,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.

The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two year period starting with the date of noncompliance, including interest at 6%.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of June 30, 2008 of $132,000. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements
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

Year ending September 30:
2008	$8,217
2009	32,868
2010	3,300

$44,385

In early June, the Company entered into an agreement with Western Dubuque Biodiesel (hereafter WDB), another REG network plant, located in Farley, IA to contract the production of biodiesel and compensate based on a toll arrangement. This agreement was facilitated by the Company to increase production efficiency and yield based on the size of the production run when changing over raw material feedstocks.
The European Union is currently investigating the effect subsidies on biofuels exported from the United States has on world trade. If the European Union were to pursue a successful claim in the World Trade Organization, then tariffs may be imposed on the biodiesel the Company exports. The Company would likely face increased competition for sales of its biodiesel and international demand for its product would likely decrease. If any governmental supports are modified or removed and decreased demand for the Company’s biodiesel results, its profitability would decrease.
Note 5. Related Party Transactions
On May 2, 2006, the Company entered into an agreement with REG, for construction of the biodiesel plant for $39,445,500 due in monthly progress payments. Including change orders, the contract now totals approximately $40,665,000. The agreement provides for a 5% retainage to be withheld from each invoice. The construction retainage was carried in a construction payable account. As of June 30, 2008 the construction was complete and paid in full.
On August 25, 2006, the Company entered into a Management and Operational Services Agreement with REG. Under the agreement REG has placed the general and operations managers, acquires feed stocks and basic chemicals necessary for the operation of the facility, performs the administrative, sales and marketing functions for the Company. A per gallon fee for the services is charged based upon the number of gallons of biodiesel produced. In addition the agreement provides for the payment of a yearly bonus based on the Company’s net income. The agreement has an initial term of three years after the end of the first month of production and will be renewed for successive one year terms unless either party gives a written notice of termination.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: 1) may be applied instrument by instrument, 2) is irrevocable (unless a new election date occurs) and 3) is applied only to entire instruments and not portions of instruments. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management believes that SFAS No. 159 will have no effect on the financial position, results of operation, and cash flows of the Company.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective as for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. As of June 30, 2008, management believes that SFAS No. 161 will have no effect on the financial position, results of operations and cash flows of the Company.
Note 7. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2008, the Company has generated accumulated losses of $6,469,201, has experienced significant increases in its input costs and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as a fixed charge coverage financial ratio. It is projected that the Company may fail to comply with one or more of the loan covenants, including the working capital covenant, upon conversion of the construction loan into a term loan. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but no resolution has been reached and there can be no assurance that the lender will waive the Company’s noncompliance with any one or more of the loan covenants occurring upon conversion to a term loan. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital. During the last three months, the number of days sales remain outstanding in accounts receivable has improved by about 50%, this was accomplished due to a change of invoice payment terms that took place in April, 2008. In addition, REG is in discussion with a lender to factor their receivables for sales to contacts requiring longer payment terms. With the benefit of the improved accounts receivable collections, and if REG’s factoring agreement is completed, overall cash flow will improve, reducing the Company’s liquidity issues. However, the factoring agreement between REG and the lender has not been finalized and an agreement may not be reached. Finally, the Company expects to operate the biodiesel plant at approximately 70-80% of its production capacity over the next 12 months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s sales demand, cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of feedstock;

•	Failure to comply with our loan covenants;

•	Continued and increased temporary shutdowns of plant operations;

•	Our ability to raise additional capital if necessary;

•	The availability of credit and our ability to borrow additional amounts;

•	Changes in our business strategy, management, capital improvement and development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the biodiesel industry leading to a decline in biodiesel prices;

•	Increases or decreases in the supply and demand for biodiesel, including anticipated significant increases in supply from new biodiesel plants and expansions of existing biodiesel plants;

•	Changes in environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or transportation industries;

•	Changes in the availability and price of natural gas;

•	Any potential financial instability of our marketing and management company;

•	Changes in the price of petroleum diesel;

•	Increases or decreases in the supply and demand for glycerin leading to a decline in prices; and

•	Changes and advances in biodiesel production technology.
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

Overview
Our plant is currently fully operational. We began producing biodiesel on July 10, 2007. We obtained our certificate of substantial completion for our plant on July 12, 2007 from Renewable Energy Group, Inc. (REG), our design-builder. After having our biodiesel independently tested to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. We obtained BQ-9000 certification through the National Biodiesel Accreditation Commission in January 2008, which we believe increases the marketability of our product. The plant was operating at full capacity until the end of September 2007, with only minor temporary shutdowns for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel, and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the third quarter of fiscal year 2008, we operated our plant at approximately 57% of our plant’s capacity.
Most of our shutdowns have been due to:
•	The inability to obtain adequate amounts of feedstock in a timely manner;
•	The inability to obtain adequate amounts of feedstock at profitable prices;
•	Lack of demand for biodiesel;
•	Lack of biodiesel contracts at profitable prices; and
•	Inadequate funds to obtain feedstock due to having to pay for feedstock while waiting for payments from our biodiesel sales.
From April 1, 2008 through June 30, 2008 we produced approximately 4,293,344 gallons of biodiesel. Because of the reasons listed above, we anticipate that over the next 12 months operations will increase and we will operate the plant at 70-80% of its production capacity. We do not however, anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that REG can obtain contracts for the sale of 70-80% of the biodiesel that our plant can produce, then we may operate at a lower production rate.
Since our start-up of operations we have been dealing with short term liquidity issues. On August 3, 2007 we entered into an amendment to our management and operational services agreement with REG to accelerate payment of our receivables. The amendment was in effect for four weeks beginning on August 5, 2007 in order to temporarily provide us with the cash flow necessary to continue our business. In addition, we have shared some of our biodiesel contracts with other biodiesel plants in the REG network, partially because our liquidity restraints would not allow us to fund the production of enough biodiesel to fill all contracts.
These changes have not completely solved our liquidity problem and we expect to continue to seek additional opportunities to improve our liquidity. If these changes do not result in increased production and sales to sufficiently improve our liquidity, we may consider the following options:
•	Entering into strategic opportunities with other biodiesel plants;
•	Continued scaled back biodiesel production, rather than the increased production we anticipate;
•	Continued temporary shutdowns of the biodiesel plant, rather than the increased production we anticipate;
•	Producing biodiesel on a toll basis, where we would produce biodiesel using raw materials provided by someone else;
•	Selling additional membership units;
•	Selling our preprocessed animal fats to biodiesel plants that do not have the technology to process animal fats; or
•	Amend our term loan with the bank to allow interest only payments.

On February 1, 2008, our debt financing loan converted from a construction loan to a term loan, which requires monthly principal and interest payments of approximately $377,000. As of the date of this report, we have timely paid all of our monthly payments under the loan. We are currently in compliance with all our loan covenants, however, we are not required to comply with several of the covenants until August 2008. We will not have the financial information to know if we were in compliance with the covenant ratios until September, however we anticipate our financial situation will improve so that we will be in compliance. If our financial condition does not improve as anticipated in August, we could be in violation of several of our covenants, such as the covenants which will require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.
As discussed in the accompanying financial statements, we have generated accumulated losses of $6,469,201 and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern (See Note 7 to the financial statements). In the event our lender declares a default under the loan agreements and elects to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shutdown the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Plan of Operations for the Next 12 Months
Plant Operations
Our plant is fully operational. All construction items are complete and we are actively producing biodiesel at our plant. We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant.
Permitting
REG has assisted us in obtaining our required permits. We have obtained all of the required air, water, construction and other permits necessary to construct and operate the plant. The following chart lists the only pending application:

Permit:	Status:
VOC Emissions from Equipment Leaks Permit-Operation	We have 18 months following the start of production to draft a plan for the air operations permit and we have started that process.
Operating Budget and Financing of Plant Operations
Note 7 to our financial statements reflects the doubt about our ability to continue as a going concern based upon our liquidity issues. Effective cash flow from operations will be dependent upon our marketer selling our product at a price that allows our sales to cover all costs inclusive of debt service and positive margin. During the third quarter of our 2008 fiscal year, the number of days sales remain outstanding in accounts receivable has improved by approximately 50%. This improvement is due largely to REG implementing new terms with its customers, which allows us to receive payment for the sales of our biodiesel in a more timely manner. In addition, REG is in discussions with a lender to factor its receivables for sales contracts requiring longer payment terms. This agreement has not yet been finalized, however, and REG may never enter into such agreement. With REG’s improved accounts receivable collections, and if REG’s factoring agreement is finalized, we anticipate our overall cash flow will improve and our liquidity concerns will be reduced.
Our current plans are to operate the plant at approximately 70-80% of capacity for the next 12 months. This assertion assumes our current liquidity difficulties improve so we can operate at a higher capacity, REG successfully enters into a factoring receivables agreement with a lender so that we will get paid for sales of our biodiesel more quickly, the implementation of the new Renewable Fuels Standard will occur as planned in January 2009, and that the new Renewable Fuels Standard will increase demand such that we will be able to operate at a greater capacity even through the winter months. If these events do not occur, we may have to continue to operate at a lesser operating capacity. We anticipate we will only operate when we have contracts to sell our biodiesel. Based upon those estimates of costs and the price point indicated by our marketer, we expect to have sufficient cash from cash flow generated by plant operations and current cash reserves to cover our operating costs over the next 12 months. If, however, REG does not take actions to make sure we are paid in a timely manner for sales of our biodiesel, prices of feedstock increase more than anticipated, biodiesel tax credits are not extended or demand for our biodiesel does not increase as anticipated, we may have to attempt to sell additional units or take other actions to increase our cash flow. Our operating costs include the cost of feedstock(s), other production costs, staffing, office, audit, legal, compliance and debt service. We do not anticipate making any purchases or sales of significant equipment in the next twelve months.

Administration and Employees
We hire the employees who operate the plant and provide administrative services to support our plant operations. We do not anticipate any significant changes in the number of employees, and only anticipate changes as a result of normal employee turnover. In addition to the employees we hire to operate our biodiesel plant, REG has hired our General Manager and Operations Manager. REG has hired and employs Alan Yoder as our General Manager and has hired and employs Glen Hansel as our Operations Manager. In the future, we anticipate that REG will continue to employ our General Manager and Operations Manager and we will continue to employ all other employees at our plant.
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
The USDA’s July 2008 Oil Crops Outlook Report reduced its prediction on harvested acreage of soybeans from 73.8 million to 72.1 million acres. The reason for this decline was flooding in Iowa which affected more than 3 million acres of Iowa’s total cropland, and left little time for successful replanting. At the beginning of June 2008, only 69% of the U.S. soybean crop had been planted, compared with the 5-year average of 81%. For the acres that were planted, late planting increases the risk of damage if an early frost occurs. This decrease in soybean availability will likely increase the price of soybeans. The USDA has increased its predicted 2008/2009 U.S. average farm price for soybeans by $1 per bushel, which is now predicted to be $12.00-$13.50 per bushel. The USDA reported in July 2008 that a loss of productive cropland due to flooding this year has helped rally prices to an unprecedented level. Thus, our costs to obtain soybean oil will likely increase from the lowered supply of soybeans and an increase in transportation costs, as local Iowa soybean acres were most heavily affected by the flooding.
Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies: Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies crush soybeans based upon demand for livestock feed and they will likely not increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market. Also, the USDA predicted a 10-million-bushel decline in domestic soybean crushing, to 1.83 billion bushels. As a result, the USDA is again predicting an increase in soybean oil prices, which is estimated to be 59 cents to 63 cents per pound for 2008-2009, up from the USDA’s previous forecast of 52 cents to 56 cents. Since July, however, soybean oil prices have trended downward. Accordingly to the Jacobsen Fats & Oils Bulletin, the central Illinois crude soybean oil price as of August 8, 2008 was 48.57 cents per pound, which is down from 54.86 cents per pound as of August 1, 2008 and 63.13 cents per pound as of July 11, 2008. Such prices, however, remain well above historical averages.

Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, if the price of soybean oil continues to increase we could see a decrease in the potential profit margin on each gallon of biodiesel produced from soybean oil. We anticipate that the current increase in price of soybean oil will have a negative impact on our ability to generate revenues and profits.
Higher soybean prices will result in increased dependency on other types of feedstock, such as animal fat. If the price of soybeans and soybean oil continues to increase, the biodiesel industry as a whole will likely begin to turn to other feedstocks, which in turn may increase the prices for these feedstocks as well. The USDA reports that the use of animal fats accounts for most of the recent growth in biodiesel feedstock.
Although prices for animal fats are not currently as high as prices for soybean oil, animal fats prices are nonetheless higher than their historical average. In a July 15, 2008 report, the USDA reported that lard and edible tallow cost approximately 28 cents and 27 cents per pound, respectively, in the 2006-2007 marketing year. The USDA preliminary reported lard and edible tallow prices in the 2007-2008 marketing year to be approximately 41 cents per pound for lard and 42 cents per pound for tallow, and predicted an increase to 47-51 cents per pound for lard and 49-53 cents per pound for edible tallow. If the prices for animal fat continue to increase, the current advantages from processing our biodiesel out of animal fat may diminish.
We are exploring the possibility to produce biodiesel from feedstocks other than soybean oil and animal fats and by using different blends of feedstocks. For example, we are exploring the use of corn oil as a feedstock and our plant is capable of using many other types of oils and fats. Corn oil, however, has different properties than other feedstocks we use and may require additional pretreatment or equipment modifications for successful production of biodiesel from corn oil for long periods of times or in large quantities. We continue to test alternative feedstocks in order to decrease our cost of goods sold.
Our revenues consist primarily of sales of biodiesel and glycerin. Biodiesel sales constitute the majority of our revenues. In Iowa, the price for B100 biodiesel was approximately $4.96 to $5.41 per gallon for the week of August 1, 2008, according to the USDA’s Weekly Ag Energy Round-Up report. The price at the pump for biodiesel, however, is reduced by $1.00 per gallon because of tax credits. According to the Energy Information Administration, Midwestern diesel fuel prices as of July 28, 2008 averaged approximately $4.52 per gallon. Both the USDA and Energy Information Administration prices are down slightly from the price a few weeks ago, but overall the price has increased significantly in the last year. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative.
We expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oil and animal fats that are blended with petroleum biodiesel. VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin vegetable oil and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The VEETC, however, is set to expire on December 31, 2008. See “RISK FACTORS.” There can be no assurances that these tax credits will be extended or that similar tax credits will be enacted in the future.
The RFS requires the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. The RFS requires that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.
We anticipate that the RFS may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. As of January 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the RFS. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this law.

The Farm, Nutrition, and Bioenergy Act of 2008 (2008 Farm Bill) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program. The program provides $300 million in mandatory funding over the 5 year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. Final rules have not yet been implemented for the CCC Bioenergy Program; however, we expect to benefit from the funding that will be available to biodiesel producers under this program.
Biodiesel production continues to grow as additional plants become operational. The National Biodiesel Board estimates that in 2007, biodiesel production was at approximately 450 million gallons. We believe biodiesel production will continue to increase. Biodiesel plants are operating or have been proposed in a total of at least 42 states. The National Biodiesel Board estimates that as of January 25, 2008 there were 171 biodiesel companies that were operational. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of operating biodiesel plants is approximately 2.24 billion gallons per year. However, some of these biodiesel plants do not operate at their full capacities and some are completely shutdown because of inability to generate profits. The National Biodiesel Board is expected to update its information on biodiesel capacity and the number of operational plants in the next month and we anticipate that this updated information will show a reduction in the number of operating plants and overall biodiesel production capacity. In the future, the combination of additional supply and stagnant or reduced demand may continue to damage our ability to generate revenues and positive cash flows.
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

For the three months ended June 30, 2008, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $219,790. A net loss of $312,427 was also included in our cost of goods sold for our quarter ended June 30, 2008. This is due primarily to timing issues related to realized and unrealized gains and losses on our hedging positions taken with respect to home heating oil and soybean oil. We enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. While management believes our hedging strategies will result in increased profit margins overall, locking in a margin could result in a loss of liquidity if there is a sharp market move which could result in our operating funds becoming tied up in margin calls.
Results of Operations for the Three Months Ended June 30, 2008
Financial Summary and Analysis of the Quarter Ended June 30, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended June 30, 2008.

	Quarter Ended
	June 30, 2008
Income Statement Data	Amount	Percent
Revenues	$20,643,763	100.00%

Cost of Sales	$20,202,262	97.86%

Gross Profit	$441,501	2.14%

Operating Expense	$449,436	2.18%

Operating Income (Loss)	$(7,935)	(0.04)%

Interest Income	$18,610	0.09%

Interest Expense	$(480,327)	(2.33)%

Net Income (Loss)	$(469,652)	(2.28)%
We incurred a net loss of $469,652 for the quarter ended June 30, 2008. Since we only became operational in July 2007, we do not yet have comparable income, production and sales data for the quarter ended June 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our quarter ended June 30, 2007 and our quarter ended June 30, 2008, it is important that you keep this in mind.

Revenues
Revenues from operations for the quarter ended June 30, 2008 totaled $20,643,763. Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin. Net sales of biodiesel, including the related blenders’ credit, totaled $19,557,702 or 94.7% of our revenues and sales of crude glycerin totaled $1,086,061 or 5.4% of our revenues for the quarter ended June 30, 2008.
Cost of Goods Sold
Our cost of goods sold from the production of biodiesel and glycerin are primarily made up of input costs (feedstock and chemicals), employee salaries, utilities and waste disposal, and feedstock procurement and management fees. Cost of goods sold for our products for the quarter ended June, 2008 was $20,202,262, or 97.86% of our revenues. Our cost of goods sold, therefore, used substantially all of our revenues. This is largely due to the high costs of feedstocks we have been experiencing.
If feedstock costs continue to increase, the cost of sales on a per gallon sold basis could continue to increase during the next 12 months. The USDA has predicted the number of soybean acres planted may decrease, which will likely increase soybean oil and other feedstock costs as demand increases for a smaller supply of biodiesel feedstocks. As the margin between biodiesel prices and feedstock costs narrows, our profit margins decrease. Accordingly, additional increases in the price of soybean oil, or other inputs, could have a negative impact on our cost of goods sold.
Operating Expense
Operating expenses for the three months ended June 30, 2008 totaled $449,436 or 2.18% of our revenues. Our operating expenses are primarily due to $439,936 in general and administrative expenses and $9,500 in depreciation.
Interest Income (Expense)
We received interest income in the amount of $18,610 and incurred interest expense in the amount of $480,327 for the three months ended June 30, 2008. We expect our income and expenses to remain steady as a percentage of our revenues for the 2008 fiscal year if plant production levels remain consistent or as projected.
Results of Operations for the Nine Months Ended June 30, 2008
Financial Summary and Analysis of the Nine Months Ended June 30, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the nine months ended June 30, 2008.

	Nine Months Ended
	June 30, 2008
Income Statement Data	Amount	Percent
Revenues	$44,198,433	100.00%

Cost of Sales	$44,083,029	99.74%

Gross Profit	$115,404	0.26%

Operating Expense	$1,066,353	2.42%

Operating Income (Loss)	$(950,949)	(2.16)%

Interest Income	$72,556	0.16%

Interest Expense	$(1,812,300)	(4.10)%

Net Income (Loss)	$(2,690,693)	(6.10)%

We incurred a net loss of $2,690,693 for the nine months ended June 30, 2008. Since we only became operational in July 2007, we do not yet have comparable income, production and sales data for nine months ended June 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our nine months ended June 30, 2007 and our nine months ended June 30, 2008, it is important that you keep this in mind.
Revenues
Revenues from operations for the nine months ended June 30, 2008 totaled $44,198,433. Net sales of biodiesel, including the related blenders’ credit, totaled $42,461,206 or 96.1% of our revenues and sales of crude glycerin totaled $1,737,227 or 3.9% of our revenues for the nine months ended June 30, 2008.
Cost of Goods Sold
Cost of goods sold for our products for the nine months ended June 30, 2008 was $44,083,029, or 99.74% of our revenues. Our cost of goods sold, therefore, used substantially all of our revenues. This is largely due to the price we pay for our feedstock, which we anticipate will remain the same or increase in the future. Therefore, the high costs of feedstock which we are currently experiencing will likely continue to have a negative impact on our cost of goods sold.
Operating Expense
Operating expenses for the nine months ended June 30, 2008 totaled $1,066,353 or 2.42% of our revenues. Our operating expenses for the nine months ended June 30, 2008 are primarily due to $1,037,853 in general and administrative expenses and $28,500 in depreciation.
Interest Income (Expense)
We received interest income in the amount of $72,556 and incurred interest expense in the amount of $1,812,300 for the nine months ended June 30, 2008. We expect our income and expenses to remain steady as a percentage of our revenues for the 2008 fiscal year if plant production levels remain consistent or as projected.
Cash Flows
Cash Flow from Operating Activities
Net cash provided by operating activities for the nine months ended June 30, 2008 totaled $419,670. This was the result of net loss, before depreciation and amortization, of $626,895 offset by changes in working capital components to result in net cash of $419,670 provided by operating activities. The change in working capital components was largely an increase in inventory and a decrease in accounts receivable.
Cash Flow from Investing Activities
Net cash flow used in investing activities for the nine months ended June 30, 2008 totaled $524,953, which was comprised of equipment purchases, and an increase in restricted cash partially offset by sales tax and utility refunds from the construction of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended June 30, 2008 totaled $712,204. Specifically, we received $2,017,442 from our long-term borrowing and we made payments on our long-term borrowings of $1,305,238.

Summary of Critical Accounting Policies
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.
Revenue Recognition
Revenue from the production of biodiesel and glycerin is recorded upon transfer of the risk and rewards of ownership and delivery to customers. Biodiesel and glycerin are generally shipped FOB from the plant.
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
Liquidity and Capital Resources
As of June 30, 2008, we had the following assets: property, plant and equipment of $39,240,823, current assets of $13,800,769, other assets of $466,221 and total assets of $53,507,813. As of June 30, 2008, we had total current liabilities of $36,811,592 and no long term debt. Our construction loan has converted to a term loan, and is considered a current liability because of our going concern issue, as described in Note 7 to our financial statements. Members’ equity was $16,696,221 as of June 30, 2008, and consisted of an accumulated deficit of $6,469,201 and members’ contributions, net of the cost of raising capital, of $23,165,422.
Use of Capital
We may not have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months, if the RFS does not create increased demand and REG’s efforts to factor its receivables and apply new terms to its contracts does not result in us receiving payments for the sale of biodiesel in a more timely manner. We have already had to share some of our biodiesel contracts with Western Dubuque Biodiesel, partially because our liquidity restraints would not allow us to fund the production of enough biodiesel to fill our contracts.
If our current liquidity problems are alleviated, we expect our costs over the next twelve months to include office, audit, legal, inventory, and working capital. We anticipate making significant purchases of feedstocks necessary for biodiesel production in the next twelve months and will rely upon our cash reserves and sales of our biodiesel and glycerin to finance our operations.
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

As a result of our cash flow concerns, in the next twelve months we may continue to scale back in biodiesel production, continue to temporarily shutdown the plant, produce biodiesel on a toll basis, sell additional membership units, enter into strategic opportunities with other biodiesel plants, sell our preprocessed animal fats to other biodiesel plants, or amend our term loan.
Research and Development
None.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. We obtained all of the permits required to construct the plant. As of June 30, 2008 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any costs related to environmental compliance and permitting have been paid by REG pursuant to our management agreement with REG, and we anticipate REG will pay any costs associated with receiving our VOC Emissions from Equipment Leaks Permit-Operation, which is the only operating permit we still need to obtain. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
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
Item 3(A)T. Controls And Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial and accounting officer), Ron Lutovsky, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 7 to the accompanying financial statements, our potential non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. The financing agreements with our lender contain a covenant that allows the lender to consider us in default of the loan at any point that our lender determines there has been a material adverse change in our financial condition. We were in compliance with our covenants as of June 30, 2008. However, it is possible that in the future we may fail to comply with one or more of our loan covenants. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elects to foreclose its lien or security interest in such assets. If such an event occurs, we may be forced to shutdown the plant and our members could lose some or all of their investment.
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
Because of the high cost of soybean oil, we are attempting to use other feedstocks to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We are currently producing some of our biodiesel from animal fat, corn oil and other oils in various combinations. Using other feedstocks may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. In addition, the demand or price we are able to receive for biodiesel produced from other feedstocks may be less than what we can receive for biodiesel produced from soybean oil. As a result, even if our cost of goods is decreased by producing biodiesel from alternative feedstocks, using these other feedstocks could still have a negative impact on our revenues.
An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in our revenues. International sales, particularly sales in Europe, make up a significant portion of our current revenues. The European Union (EU) recently announced plans to launch antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on our biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers. Additionally, the European Commission may impose punitive duties on biodiesel imports into Europe for a certain fixed amount of time, in response to claimed damages from biodiesel which has already been imported into Europe. Accordingly, any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.

The VEETC, a federal biodiesel tax credit on which we currently rely could expire on December 31, 2008, causing a material adverse affect on our future revenues. The Volumetric Ethanol Excise Tax Credit (“VEETC”), which was created by the American Jobs Creation Act of 2004, currently provides a tax credit of $1.00 per gallon of agri-biodiesel (biodiesel derived from virgin vegetable oils and animal fats) blended with petroleum diesel, and a tax credit of $0.50 per gallon of biodiesel made from non agri-biodiesel blended with petroleum diesel. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible in order to increase biodiesel use. This tax credit, however, is set to expire on December 31, 2008. The U.S. House of Representatives passed a bill for the Energy and Tax Extenders Act of 2008 in May 2008, which would extend the biodiesel tax credit for another year. However, the Senate has not yet taken any action on this bill. If the VEETC is not extended and the tax credit provided thereby is no longer available, we expect that we would have to raise our sale price of biodiesel by approximately $1.00 to offset the loss of the tax credit. The increase in our sale price could result in a decrease in demand for our biodiesel, which could have a material adverse affect on our revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the three months ended June 30, 2008. None of our membership units were purchased by or on behalf of our company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our company during the three months ended June 30, 2008.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to Security Holders.
Please see Part II, Item 4 of our Form 10-QSB for the quarter ended March 31, 2008 for information regarding submission of matters to our members.
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

IOWA RENEWABLE ENERGY, LLC

Date: August 14, 2008	/s/ Michael Bohannan
Michael Bohannan
Chairman and President

Date: August 14, 2008	/s/ Ron Lutovsky

Ron Lutovsky
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.