Form 10KSB
period 2008-09-30
Iowa Renewable Energy, LLC
filed 2008-12-23
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-52428
IOWA RENEWABLE ENERGY, LLC
(Name of small business issuer in its charter)

Iowa	20-3386000
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1701 East 7th Street, Washington, Iowa	52353
(Address of principal executive offices)	(Zip Code)
(319) 653-2890
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
26,331
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. $67,135,224
As of December 22, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $23,581,000.
As of December 22, 2008, there were 26,331 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

AVAILABLE INFORMATION
Our website address is http://www.iowarenewableenergy.com. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-KSB. We anticipated that our 2009 Annual Meeting of Members will be held on Saturday, May 9, 2009.
PART I
ITEM 1. Description of Business.
Business Development
Iowa Renewable Energy, LLC is a an Iowa limited liability company, formed on April 14, 2005 for the purpose of developing, constructing, owning and operating a biodiesel manufacturing plant for the sale of biodiesel near Washington, Iowa.
We operate a biodiesel manufacturing plant with production capacity of 30 million gallons of biodiesel per year. Our plant is located near Washington, Iowa, in southeast Iowa. Our business is the production of biodiesel and crude glycerin for sale. On September 30, 2008, when our fiscal year ended, we had generated $67,135,224 in revenues primarily from the sale of biodiesel and glycerin and federal incentives since the beginning of our fiscal year on October 1, 2007.
We obtained our certificate of substantial completion for our plant on July 12, 2007 from Renewable Energy Group, Inc. (REG), our design-builder. After obtaining independent testing of our biodiesel to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. We started operating our animal fat pretreatment system in mid-December 2007. We obtained BQ-9000 certification through the National Biodiesel Accreditation Commission in January 2008, which we believe increases the marketability of our product. The plant was operating at full capacity until the end of September 2007, with only minor temporary shutdowns for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the fourth quarter of fiscal year 2008, we operated our plant at approximately 66% of our plant’s capacity.
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
From October 1, 2007 through September 30, 2008 we produced approximately 15,909,748 gallons of biodiesel, which is only approximately 55% of our plant’s capacity. We anticipate operating the plant at similar levels during our fiscal year 2009; however, our ability to operate depends upon many factors outside of our control, such as demand for biodiesel, price for biodiesel and cost of feedstock. If demand for biodiesel remains at its current low levels, or drops further during our fiscal year 2009, we will likely operate our plant even less during our fiscal year 2009. We do not anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that REG can obtain contracts for at least the same number of gallons as produced during fiscal year 2008, then we may operate at a lower production rate than during fiscal year 2008. In addition, we have been experiencing liquidity difficulties since beginning operations and if these conditions do not improve, or get worse, during our fiscal year 2009, then we will likely be unable to purchase sufficient feedstock to operate our plant at the levels we operated during fiscal year 2008.

Since our start-up of operations we have been dealing with short term liquidity issues. We entered into an amendment to our management and operational services agreement with REG to accelerate payment of our receivables. The amendment was in effect for four weeks in order to temporarily provide us with the cash flow necessary to continue our business. In addition, we have shared some of our biodiesel contracts with other biodiesel plants in the REG network, partially because our liquidity restraints would not allow us to fund the production of enough biodiesel to fill all contracts.
These agreements did not solve our liquidity problems and we expect to continue to seek additional opportunities to improve our liquidity. If these changes do not result in sufficient increased production and sales to sufficiently improve our liquidity, we may consider the following options:
•	Entering into strategic opportunities with other biodiesel plants;

•	Continued scaled back biodiesel production;

•	Continued temporary shutdowns of the biodiesel plant;

•	Producing biodiesel on a toll basis, where we would produce biodiesel using raw materials provided by someone else;

•	Selling additional membership units;

•	Selling our preprocessed animal fats to biodiesel plants that do not have the technology to process animal fats; or

•	Amending our term loan with the bank to allow interest only payments.
On February 1, 2008, our $34,715,000 loan with Marshall Bankfirst Group (Bankfirst) converted from a construction loan to a term loan, which requires monthly principal and interest payments of approximately $373,000. As of the date of this report, we have timely paid all of our monthly payments under the loan. We are currently not in compliance with the current liabilities covenant under our loan, because our term loan is listed as a current liability. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and generally accepted accounting principals (GAAP) require long term debt to be listed as a current liability when a company has a going concern disclosure. We are in compliance with the other loan covenants which are currently in effect. Our bank; however, will not yet begin testing our compliance on many of our covenants until February 2009, which means our current compliance requirements under our loan documents are minimal. If our financial condition does not improve substantially, which may not occur due to our historical performance and the anticipated seasonal decrease in demand for biodiesel, we will be in violation of several of our covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.
As discussed in the accompanying financial statements, we have generated accumulated losses of $7,563,432 and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern (See Note 8 to the financial statements). In the event our lender declares a default under the loan agreement and elects to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shutdown the plant and our members could lose some or all of their investment. These losses and risk of default have raised doubts as to our ability to continue as a going concern.
General Demand
The biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. In 2007, the Renewable Fuels Association reported that a record 6.5 billion gallons of ethanol were produced in the United States. However, the biodiesel industry produced only approximately 450 million gallons of biodiesel in 2007, constituting only a small part of the 60 billion gallon per year U.S. diesel fuel market and a fraction of the amount of 2007 ethanol production. Total 2007 biodiesel production is also significantly less than current national biodiesel production capacity. The National Biodiesel Board estimates that as of September 29, 2008 (the latest date for which information is available), national biodiesel production capacity totaled approximately 2.61 billion gallons per year. Some plants are currently closed and some do not currently operate at full capacity due to this excess production capacity and other economic factors. The National Biodiesel Board estimates that production capacity could increase by another 849.9 million gallons if the plants currently under construction or engaged in expansion begin production.

Several factors could lead to an increase in biodiesel demand. Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter and sulfur. In addition, a 2007 study by the U.S. Department of Energy (DOE) and the U.S. Department of Agriculture (USDA) found that biodiesel has a positive energy balance: for every 3.5 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 3%. The increased lubricity reduces friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors. Further, the Environmental Protection Agency (EPA) Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate was cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected. In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry.
We also anticipate that the Renewable Fuel Standard (RFS), recently expanded by the Energy Independence and Security Act of 2007, as described below under “Government Regulation and Federal Supports,” may increase demand for biodiesel. However, there can be no assurance that the RFS will increase demand for biodiesel, as it is estimated that current biodiesel production capacity already exceeds the 2012 RFS biodiesel mandate. We also anticipate that the expanded RFS requirements will be satisfied primarily by corn-based ethanol and other types of ethanol, including cellulose-based ethanol, and could have little effect, if any, on the biodiesel industry in the short-term. In addition, in November 2008, the EPA announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the Energy Independence and Security Act of 2007 requirement for the use of 500 million gallons of biomass-based diesel.
During fiscal year 2008 we operated at approximately 55% of our nameplate capacity, due to only operating the plant when we had biodiesel contracts to fill. During November 2008, we operated at approximately 41% of our nameplate capacity, which demonstrates the beginning of seasonal slow down for our operations. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. Moreover, we believe the seasonal downtrend will have a greater effect on us this winter, because we are now producing more biodiesel from animal fats. Biodiesel produced from animal fats gel at a higher temperature than biodiesel produced from soybean oil, which means the temperature at which the flow of the fuel stops is higher for biodiesel produced from animal fats. Thus animal fat biodiesel cannot be marketed as widely during the winter. We also believe that the recent global economic downturn and the disruption of the financial and credit markets in recent months has depressed demand for biodiesel and fuel in general. We anticipate that in our fiscal year 2009 we will operate the plant at similar levels of operation as those for our fiscal year 2008; however, our ability to operate depends upon many factors outside of our control, such as demand for biodiesel, price for biodiesel and cost of feedstock. If demand for biodiesel remains at its current low levels, or drops further during our fiscal year 2009, we will likely operate our plant even less during our fiscal year 2009. In addition, we have been experiencing liquidity difficulties since beginning operations and if these conditions do not improve, or get worse, during our fiscal year 2009 then we will likely operate our plant at lower levels than during our fiscal year 2008. If we continue to operate at less than full capacity or cannot obtain sufficient cash to purchase feedstock to increase operations during the warmer months, this would have a negative impact on our revenues.

Principal Products and Markets
The principal products produced at our plant are biodiesel and crude glycerin. Iowa Renewable Energy’s biodiesel facility is able to pretreat crude vegetable oils and animal fats. Our plant, however, does not have a soybean crushing facility. The plant is capable of having an annual capacity to process approximately 160,000,000 pounds of soybean oil and 70,000,000 pounds of animal fats and grease into approximately 30 million gallons of biodiesel and 3 million gallons of crude glycerin per year. Our equipment does, however, allow a variance from this ratio to compensate for changes in feedstock cost and availability. During the fiscal year ended September 30, 2008 we processed approximately 38,000,000 pounds of soybean oil and 77,000,000 pounds of animal fats and grease into 15,909,748 gallons of biodiesel and 1,500,000 gallons of crude glycerin. We anticipate that we will continue to operate the plant at a similar ratio in the upcoming fiscal year, so long as feedstock costs remain at similar levels. If feedstock costs fluctuate, we will adjust what feedstocks we use accordingly so as to produce our biodiesel in the most cost-effective manner.
Primary Product — Biodiesel
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
Glycerin
Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that make it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products. Our glycerin, however, cannot be used in pharmaceutical products without further processing, and we do not have the capabilities to refine our glycerin into pharmaceutical quality. Also, glycerin produced from the production of animal fat-based biodiesel cannot be used in pharmaceutical products.
Biodiesel Markets
Biodiesel is primarily used as fuel for compression ignition (diesel) engines. It is produced using renewable resources and provides environmental advantages over petroleum-based diesel fuel, such as reduced vehicle emissions. Our ability to market our biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce and use biodiesel.

Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. Government legislation that seeks to encourage the use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Recently, biodiesel has been identified as a potentially good substitute for diesel fuel in underground mining operations because it burns cleaner and leads to less air pollution, a feature that is very important in confined places such as mines. Further, biodiesel may be safer to handle in a mine setting where fire can be disastrous. Additional markets may become available as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs. However, biodiesel still only accounts for a very small percentage of the diesel fuel market as a whole. The biodiesel industry will need to continue to grow demand in order to sustain the price of biodiesel into the future.
Wholesale Market/Biodiesel Marketers
The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B100) biodiesel from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy of Chelsea, Massachusetts, Eco-Energy, Inc. of Franklin, Tennessee, and REG of Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. We have entered into an agreement with REG to market the biodiesel we produce at our facility. See “Distribution of Principal Products” and “Dependence on One or More Major Customers” below.
Retail Market
The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy products from manufacturers and sell them to retailers, for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
With increased governmental support of renewable fuels and greater consumer awareness of renewable fuels, we anticipate that the availability of biodiesel may increase in the future. However, substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
International Markets
Through our marketer, REG, we expect that a portion of our biodiesel may be sold abroad to international markets, particularly Europe. However, we are unable to track precisely where our biodiesel is delivered or how much of it is exported to Europe or other international markets. In some instances, we believe that international biodiesel sales may return greater profits than domestic biodiesel sales. However, the European Union recently announced plans to investigate alleged unfair trade practices engaged in by the U.S. biodiesel industry. See “RISK FACTORS.” This investigation could result in the imposition of tariffs and duties on U.S. produced biodiesel that is exported to Europe. This could drastically reduce our ability to sell biodiesel in the European market at a profit and may thereafter adversely affect our revenues.

Government/Public Sector
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
Glycerin Markets and Demand
In 2006, excess production of glycerin caused the price of crude glycerin to decline dramatically, to the point that some producers were having to pay to have the glycerin disposed. Since then glycerin prices have been experiencing an increase. As of early December 2008, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices were approximately 4 to 8 cents per pound. REG currently markets the glycerin produced at our plant pursuant to our Management and Operational Services Agreement (MOSA). If oversupply of glycerin and low glycerin prices occur it may limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.
Relatively higher refined glycerin prices, averaging approximately 30 to 40 cents per pound according to the Jacobsen Biodiesel Bulletin in December, have prompted some of our competitors, such as Cargill Inc. (Cargill) and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
Additional uses for glycerin are being researched. Research has been underway to develop technology that converts glycerin, a byproduct of biodiesel production, into ethanol. Ethanol made from glycerin may be cheaper to produce than ethanol made from corn, as glycerin does not require the extensive pre-processing steps required for corn. Research has also been underway to develop methods of converting glycerin into propylene glycol, which is a compound used in a variety of industrial products, including paints, polyester resins, lubricants, antifreeze and cosmetics. Accordingly, development of these technologies could increase the demand for glycerin. However, such technologies are still currently under development and there is no assurance that such technologies will become readily available or that they would increase demand for glycerin. Moreover, there is no assurance that our glycerin would work to be processed into ethanol, and taking advantage of such technology may require additional equipment or equipment modification. If we did not have the resources to purchase additional equipment or make equipment modifications, such technology developments could result in our glycerin being at a competitive disadvantage.
Distribution of Principal Products
We entered into an agreement with REG for the purpose of management and operational services. These services include REG marketing all of our biodiesel and glycerin. We pay REG a fee of 5.7 cents per gallon of biodiesel produced for all the services under this agreement. REG estimates a break down of this fee to be two cents (2¢) per gallon for biodiesel marketing services. Additionally, REG estimates one fifth cent (1/5¢) per gallon of this fee to be for the sales and marketing of glycerin. The sales and marketing services of REG include certain transportation services such as: arranging for transportation, logistics, and scheduling of biodiesel shipments; where advantageous, arranging for leased tankers for rail shipments; analyzing and auditing bulk transportation providers; overseeing reconciliation of shipments, invoicing and payments on a weekly basis; and providing invoicing and accounts receivable management for biodiesel shipments. Under the terms of the agreement, REG takes title to the product when loaded for delivery FOB the plant.
Our products can be delivered by truck or rail. Our property is located approximately thirty-five miles from Interstate 80 and thirty miles from the Mississippi River. We have established rail service directly to the plant so that we are able to ship biodiesel to our customers by rail. Rail service is provided by the Iowa, Chicago and Eastern Railroad and REG coordinates all of our transportation services.
Pursuant to our MOSA, for the fiscal year ended September 30, 2008, we recognized an expense of approximately $923,687 under this agreement.

Sources and Availability of Raw Materials
Feedstock Cost and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Our plant is capable of pretreating crude vegetable oil, including soybean oil and corn oil, and animal fats and utilizing the same to produce biodiesel. Animal fat has been less expensive to acquire than soybean oil and, accordingly, we attempt to use as much animal fat feedstock as possible so long as producing our biodiesel from animal fat would return greater profit margins. Animal fat biodiesel demand, however, does typically decline in the colder fall and winter months and, accordingly, our use of animal fats have been declining during such months. In fiscal year 2008, we also began utilizing corn oil as a lower-cost feedstock alternative to soybean oil. We anticipate that we will continue to use corn oil as a feedstock source for so long as its use returns greater profit margins as compared to soybean oil. The USDA December 2008 Oil Crops Outlook report provides that the average November 2008 price for corn oil was $31.06 per pound, which was only slightly lower than the November 2008 price for soybean oil of $31.55 per pound.
In the event we cannot obtain adequate supplies of feedstock at affordable prices, our ability to operate profitably may be materially impaired. We may be forced to shut down the plant temporarily or even permanently. Due to the increased prices for our inputs, decreased demand for biodiesel and our liquidity issues, we have experienced temporary shutdowns and are currently operating well below our capacity. For the fourth quarter of the year ended September 30, 2008, our plant operated at approximately 67% of its capacity, averaging 55% capacity production during the twelve months ended September 30, 2008. Continued plant shutdowns and increased feedstock costs may reduce our revenues and the value of your investment.
Soybean Oil
The twenty-year average price for soybean oil is approximately 21 cents per pound. However, soybean oil prices have been extremely volatile, reaching record highs in the summer of 2008 and sharply declining thereafter. The USDA December 2008 Oil Crops Outlook report provides that the average November 2008 soybean oil price was approximately 31.55 cents per pound, which is below the summer’s peak prices of 62.54 in July 2008, and the lowest level in more than a year. The drop in soybean oil prices was likely caused by the changing global economic conditions triggered by the recent failure of various major U.S. financial institutions, the passage of the federal government’s $700 billion bailout plan, the tightening of credit markets and the economic downturn experienced by the U.S. and other countries. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil prices in Iowa for the week of December 19, 2008 were even lower, ranging from 27 to 29 cents per pound. The USDA forecasted that these soybean oil prices will remain in this range during the 2008/2009 marketing season, with a predicted price range of 31 to 35 cents per pound. The charts below shows U.S. soybean oil prices over the past ten years and for each month from the beginning of the 2007/2008 marketing year to November 2008:
U.S. Soybean Oil Prices for the Past 10 Years

Marketing Year	Price (cents)
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03
2008/2009	31.0-35.0	(1)
U.S. Soybean Oil Prices for 2007-2008 Marketing Year

Month	Price (cents)
October 2007	38.10
November 2007	42.68
December 2007	45.16
January 2008	49.77
February 2008	56.68
March 2008	57.27
April 2008	56.58
May 2008	58.27
June 2008	62.43
July 2008	60.54
August 2008	50.78
September 2008	46.09
October 2008	35.50
November 2008(1)	31.55

(1)	Preliminary Price

Data provided by USDA, Oil Crops Outlook Report, December 12, 2008
Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, continued increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil and sold. Any increase in the cost of soybean oil will negatively impact our ability to generate revenues and profits. Due to high soybean oil costs throughout most of the 2008 fiscal year, we have been using alternative forms of feedstock as substitutes for soybean oil to the greatest extent possible. These substitutes include animal fat and corn oil. However, prices for these alternative feedstocks have tended to increase along with the cost of soybean oil. Accordingly, we will continue to explore additional low-cost feedstocks and utilize soybean oil to the extent it remains a profitable and marketable option.
Increased competition with other biodiesel plants for soybean oil may result in increased prices for soybean oil. Accordingly, the number of acres of soybeans planted and harvested can impact the price of and competition for soybean oil. In its December 2008 Oil Crops Outlook report, the USDA reported that 74.4 million soybean acres were harvested in the 2008-2009 crop year. The USDA projects that soybean oil usage for biodiesel for 2008/2009 will be 18.1 billion pounds. The portion of that used to make biodiesel is not expected to increase as much due to the competition from other vegetable oils and animal fats being used as alternative sources of feedstock.
Animal Fats and Other Alternative Feedstocks
Our plant is also capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat costs have also increased over the past several years. Animal fat costs peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their recent peak, animal fat costs are nonetheless higher than their historical average. The USDA December 2008 Oil Crops Outlook report provides that the average November 2008 prices for lard and edible tallow were 26.40 and 18.13 cents per pound, respectively. The USDA predicted lard and edible tallow prices could increase slightly for 2008/2009, ranging from 27.5 to 31.5 cents per pound for lard and 20 to 24 cents per pound for edible tallow.
The charts below shows U.S. lard and edible tallow prices over the past ten years and for each month from the beginning of the 2007/2008 marketing year to November 2008:
Lard & Edible Tallow Prices for Past Ten Years

Marketing Year	Lard (cents)		Edible (cents)		Tallow
1998/99	14.66		15.14
1999/00	13.64		13.21
2000/01	14.61		13.43
2001/02	13.55		13.87
2002/03	18.13		17.80
2003/04	26.13		22.37
2004/05	21.80		18.48
2005/06	21.74		18.16
2006/07	28.43		27.32
2007/08	40.85		41.68
2008/2009	27.5-31.5	(1)	20.0-24.0	(1)
Lard & Edible Tallow Prices for 2007-2008 Marketing Year

Month	Lard (cents)		Edible (cents)		Tallow
October 2007	35.09		33.98
November 2007	33.78		36.88
December 2007	32.66		35.28
January 2008	33.01		38.53
February 2008	38.33		44.33
March 2008	46.00		48.39
April 2008	43.04		44.25
May 2008	42.27		41.88
June 2008	44.93		46.61
July 2008	52.82		48.61
August 2008	46.50		41.94
September 2008	41.73		39.53
October 2008	37.07		26.97
November 2008	26.40	(1)	18.13	(1)

(1)	Preliminary Prices

Data provided by USDA, Oil Crops Outlook Report, December12, 2008
We have also been using corn oil that we obtain from ethanol plants as an alternative feedstock from time to time. We expect that, like animal fats, corn oil may be a less costly feedstock alternative to soybean oil, which reached record high prices during the past year. The National Weekly Ag Energy Round-Up for the week of December 19, 2008 indicates that crude corn oil costs in the Midwest ranged from 24 cents to 26 cents per pound. Corn oil-based biodiesel has cold flow properties similar to those of soybean oil-based biodiesel and accordingly, we may be able to continue to use corn oil as feedstock in the fall and winter months when demand for animal fat-based biodiesel could decrease. Corn oil, however, tends to cause a waxy substance to build-up during the production process. Due to this build-up, we expect that we will not be able to produce any biodiesel blends containing greater than 20% corn oil. The unique characteristic of corn oil could cause it to be a less desirable feedstock then other feedstocks. The amount of corn oil that we will be able to acquire will likely depend upon the rate in which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil.
In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant temporarily or permanently. Shut downs and increased feedstock costs may reduce our revenues from operations which could decrease or eliminate the value of our units.
Feedstock Cold Flow Properties
Because biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture, cold flow also becomes a primary factor in determining the type of feedstock to use. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates and in colder seasons. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is usable in colder temperatures. The following table represents the pour points for different types of fuels:

Type of Fuel	Pour Point
Soy-based Biodiesel (B100)	30ºF
Tallow-based Biodiesel (B100)	61ºF
No. 2 Petro Diesel (B0)	-30ºF
B2 Soy Blend with No. 2 Diesel	-25ºF
To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that REG, our marketer, will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are currently producing biodiesel from soybean oil, corn oil, and animal fats. Approximately 68% of our biodiesel production for fiscal year 2008 was animal fat biodiesel blends, which is a significant increase from the 3% in fiscal year 2007, which means we will likely be more effected by seasonal downtrends and lack of demand for biodiesel produced from animal fat during the winter months.
Hedging
Due to fluctuations in the price and supply of feedstock, we utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Commodity Price Risk Protection.”

Pretreatment Costs
Crude soybean oil and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil, corn oil and any animal fat or grease, removes the impurities and prepares the feedstock to go through the biodiesel production process. Some types of feedstock need more treatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.
For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soy oil is ordinarily 5 cents per pound. Our processing plant has pretreatment capabilities allowing us to utilize crude vegetable oil and many types of fat or grease as feedstock in our facility. This added flexibility allows us to choose the feedstock that will produce biodiesel in the most cost-effective manner possible. Transitioning between feedstocks or to new feedstocks, however, does require our employees to spend time adjusting our equipment and determining the specific process to most profitably use a different feedstock takes time and resources.
Feedstock Procurement
We entered into the MOSA with REG to provide management and marketing services for our facility. Under the MOSA, REG is responsible for arranging the purchase and procurement of the feedstock and chemical inputs necessary to produce biodiesel at our plant. Under the MOSA, REG will:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstock at competitive prices meeting specifications and in quantities adequate to satisfy the production schedule of our plant;

•	Negotiate for discounts on feedstock, where obtainable;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries;

•	Provide analysis and audit of bulk transportation providers;

•	Perform due diligence requirements for investigation of suppliers of the chemical inputs;

•	Provide analysis and audit of chemical suppliers and bulk transportation suppliers;

•	Purchase chemical inputs at competitive prices meeting specifications for use in our plant;

•	Negotiate for discounts on the purchase of chemical inputs, where obtainable;

•	Procure adequate chemical inputs to meet our production schedules; and

•	Arrange for transportation, logistics, and scheduling services for chemical input deliveries by suppliers.
The inability of REG to obtain adequate feedstock for our facility at economical prices, or at all, could have significant negative impacts on our ability to produce biodiesel and on our revenues.
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

Water and Sewer. We require a significant supply of water to operate our plant. The City of Washington supplies us with water, on a monthly basis at variable rates. We have entered into an agreement to have our wastewater handled by the Cities of Cedar Rapids, Muscatine and Des Moines until the City of Washington has the capacity to handle our wastewater.
Natural Gas. We require a significant supply of natural gas. Alliant Energy supplies us with natural gas on a monthly basis at variable rates.
Rail. Our rail access is complete and we are currently shipping our biodiesel by both rail and truck. The Iowa, Chicago & Eastern Railroad supplies our plant with rail service and REG makes all of our transportation arrangements.
New Products and Services
We have not introduced any new products or services during the fiscal year ended September 30, 2008.
Government Regulation and Federal Biodiesel Supports
Federal Biodiesel Supports
We expect demand for biodiesel in the United States to grow due to the demand for cleaner air, an emphasis on energy security, current significant increases in the price of diesel fuel, and the Renewable Fuels Standard and other government support of renewable fuels. The Energy Policy Act of 2005 and Jobs Bill, established the groundwork for biodiesel market development. The Energy Independence and Security Act of 2007 may further encourage the production and use of biodiesel in the United States.
Renewable Fuels Standard
The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS, as amended by the EISA, does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-diesel requirements.
We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. As of September 29, 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand. We also anticipate that the expanded RFS will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.

On April 10, 2007, the EPA published final rules implementing the RFS program. The RFS program final rules were effective as of September 1, 2007. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively the “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation.
Each RIN may only be counted once toward an obligated party’s Renewable Volume Obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. At least 80% of the Renewable Volume Obligation for a given calendar year must come from RINs generated in that year. An obligated party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its Renewable Volume Obligation. If the obligated party fails to satisfy is Renewable Volume Obligation in a calendar year, the obligated party may carry the deficit forward for one year. Such deficit will be added to the party’s obligation for the subsequent year.
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
The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel an equivalence value of 1.5 (so that for each gallon of biodiesel used, the obligated party will receive one and one-half gallons credit towards its RFS compliance).
Production of biofuels, including both biodiesel and ethanol, may continue to increase at a faster pace than the RFS. Should the supply of biofuels increase more rapidly than demand for biofuels, including biodiesel, it may lead to decreases in the selling price of biodiesel.
Biodiesel Tax Credit
The American Jobs Creation Act of 2004 originally created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a tax credit of $1.00 per gallon for biodiesel. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC was set to expire on December 31, 2008, but was recently extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”). The VEETC, as extended by the EESA, contains a few significant changes. The law closes the so-called “splash and dash” loophole, which refers to the instances where biodiesel produced in foreign countries was transported to the United States, blended with a small percentage of diesel to claim the tax incentive, and then shipped to a third country for sale and use. Pursuant to EESA, biodiesel produced outside the United States will no longer qualify for the biodiesel tax incentive. The law also reduces the credit for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents. Although VEETC was recently extended for an additional year, it is now set to expire on December 31, 2009 and there can be no assurance that it will be renewed again in the future. The loss of the biodiesel tax incentive provided by the VEETC would decrease our revenues and have an adverse impact on our ability to generate a profit, and therefore could reduce the value of your units.

In May 2008, Congress passed the Food and Energy Conservation Act of 2008 (the “Farm Bill”). The Farm Bill reauthorizes the CCC Bioenergy Program which was created to promote sustained increases in bioenergy production and related industrial agricultural commodities, as well as to help improve the environment through the production and use of cleaner burning fuels. Under the program, the USDA makes payments through the Commodity Credit Corporation to eligible producers to encourage increased purchases of eligible commodities for the purpose of expanding production of bioenergy and supporting new production capacity. The Farm Bill authorized $300 million in mandatory funding for the program over the 5 year duration of the Farm Bill and authorizes an additional $25 million in funding each year from fiscal year 2009 through fiscal year 2012, subject to Congress’ annual appropriations process. Most importantly, ethanol produced from corn will not qualify under the program, which means more of the benefits of this program will go to us and other biodiesel producers.
State Legislation
Several states, including Iowa, are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year. Similarly, in July 2008 Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.
In May 2006, Iowa passed legislation that creates a renewable fuels standard that requires 10% of the fuel used in Iowa to be from renewable sources by 2009 and increasing the renewable fuel standard to 25% by 2019. While this does not require biodiesel use, it may significantly increase renewable fuels use in Iowa, which may include increased biodiesel use in Iowa. The Iowa legislation includes tax credits to help retailers meet this requirement. The Iowa legislation also provided for an incentive of three cents per gallon of biodiesel sold for retailers who sell at least 50% biodiesel blends. This is also expected to increase biodiesel sales and production.
Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
Future Legislation
Environmental regulations that may affect our company change frequently.  It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses.  The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern our plant operations.  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other adverse effects on our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.
Competition with Other Biodiesel Producers
We operate in a very competitive environment. Biodiesel is a relatively uniform commodity where competition in the marketplace is predominantly based on price, consistent fuel quality, and to a lesser extent delivery service. We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies can produce biodiesel in a more efficient manner than we are able. We face competition for capital, labor, management, feedstock and other resources. Some of our competitors have greater resources than we currently have or will have in the future. Some of our competitors have soy-crushing facilities and are therefore not reliant upon third parties for their soybean oil supply.

In 2007, approximately 450 million gallons of biodiesel were produced in the United States. As of September 29, 2008 (the latest date for which data is available), the National Biodiesel Board reported that there were 176 operating biodiesel plants in the United States with a total annual production capacity of 2.61 billion gallons. One of these plants was undergoing expansion to increase its annual production capacity. Another 39 plants were reported to be in the planning stages or under construction as of September 2008. The additional combined capacity of these plants under construction or expansion is estimated at 849.9 million gallons per year. Accordingly, biodiesel supply may already far exceed demand for biodiesel. Currently, there are 13 existing biodiesel plants in Iowa, including our plant, and at least 2 other companies have proposed new plants in Iowa; however, several of these plants may not be operating, may not be operating at full capacity, or may never begin operations. We expect that additional biodiesel producers may enter the market if the demand for biodiesel increases. As additional biodiesel plants are constructed and brought on line, we expect the supply of biodiesel to increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
While REG markets our biodiesel to end users both domestically and internationally, biodiesel plants in Iowa are direct competitors for local end users and resources other than customers. We compete with the plants in Iowa for capital, labor and management. These resources tend to be utilized from a local market, and additional strains placed on these resources by increased competition in Iowa could result in our company being forced to expend additional funds on recruiting labor and management to relocate from other areas. In addition, while we may receive feedstock from areas beyond the state of Iowa, the most cost-efficient feedstock will likely come from local suppliers, as this will reduce transportation costs. We directly compete with Iowa biodiesel plants for business from a limited number of local feedstock suppliers. Local end users will also be the most cost-efficient customers for REG, due to reduced transportation expenses. Therefore, we compete directly with Iowa biodiesel producers, including REG, for these local customers.
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
We must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of soybean oil, animal fats and other feedstocks and raw materials. A majority of biodiesel plants, including many of the largest biodiesel producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. For example, research is currently underway to develop technology to produce biodiesel from alternative feedstocks such as algae. Furthermore, producers may increasingly design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that increased biodiesel production will continue to increase the demand and cost of not only soybean oil, but also animal fats and other inputs. We expect this will make it more expensive for us to produce our biodiesel and will reduce our profit margins from biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. In order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs and reduced biodiesel prices result in decreased profit margins. If we continue to experience high feedstock costs or reduced biodiesel prices for a sustained period of time, such pricing and costs may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated.
Many current plants are capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever types of feedstock provides the greatest return at any given time. This is beneficial because the cost of feedstock is the highest cost associated with biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity and lower nitrogen oxide (NOx) emissions. However, some purchasers of animal fat-based biodiesel may believe that it is not suitable for use during the winter months in colder climates due to its tendency to gel at higher temperatures. This could limit our ability to sell animal fat-based biodiesel during winter months.

We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of our competitors have greater resources than we currently have or will have in the future. Large plants with which we compete include the 85 million gallon per year Archer Daniels Midland Co (ADM) canola-based plant in Velva, North Dakota; the 90 million gallon per year Green Earth Fuels multi-feedstock plant in Galena Park, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 80 million gallon per year soy-based biodiesel plant owned by Louis Dreyfus Agricultural Industries in Claypool, Indiana; and the 105 million gallon per year multi-feedstock GreenHunter Biofuels plant in Houston, Texas which recently became operational in July 2008.
Although most biodiesel plants are not equipped to process raw materials (such as soybeans) into feedstock (such as soybean oil), there are several of our competitors that have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply like we are. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill, Inc. (“Cargill”), Ag Processing, Inc. (“AGP”) and ADM. Cargill, AGP and ADM have significant crush capabilities throughout North America and are large suppliers of soybean oil that own and operate their own biodiesel plants in the Midwest. Cargill owns a 37.5 million gallon plant in Iowa Falls, Iowa. AGP owns a 30 million gallon per year plant in Sergeant Bluff, Iowa, both of which process soy oil into biodiesel. ADM has constructed an 85 million gallon plant in Velva, North Dakota which processes canola oil into biodiesel. Also, increasing feedstock costs have spurred, and will likely continue to spur, additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.

The following map produced by the National Biodiesel Board indicates the locations of current active plants in the U.S as of September 29, 2008. Active plants are those companies that are actively producing biodiesel.
Commercial Biodiesel Production Plants (September 29, 2008)
Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf
The following table provides a list of the active biodiesel plants in the United States as of September 29, 2008, as reported by the National Biodiesel Board. Some newly constructed plants, are not listed.

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
AL
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soy
	Athens Biodiesel, LLC	Athens
	Eagle Biodiesel, Inc.	Bridgeport	30,000,000
	Green River Biodiesel, Inc.	Moundville		Soy
	Perihelion Global, Inc.	Opp	10,000,000	Multi Feedstock
AR
	Arkansas Soy Energy Group	DeWitt	10,000,000	Soy
*	Future Fuel Chemical Company	Batesville	24,000,000	Multi Feedstock
	Pinnacle Biofuels, Inc.	Crossett	10,000,000	Multi Feedstock
AZ
	Amereco Arizona, LLC	Arlington	15,000,000	Multi Feedstock
CA
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Community Fuels	Stockton	10,000,000	Multi Feedstock
	Energy Alternative Solutions, Inc.	Gonzales	1,000,000	Multi Feedstock
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	Renewable Energy Products, LLC	Santa Fe Springs	10,000,000	Multi Feedstock
	Wright Biofuels, Inc.	San Jacinto	5,500,000	Multi Feedstock
	Yokayo Biofuels, Inc.	Ukiah	350,000	Recycled Cooking Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
CT
	BioDiesel One Ltd	Southington	4,000,000	Recycled Cooking Oil
	Bio-Pur Inc.	Bethlehem	1,000,000	Multi Feedstock
FL
	Agri-Source Fuels, Inc.	Dade City	30,000,000	Multi Feedstock
*	World Energy Alternatives, LLC	Lakeland	18,000,000	Soy, Animal Fats, Yellow Grease
GA
	Alterra Bioenergy of Middle Georgia, LLC	Gordon	15,000,000	Multi Feedstock
	BullDog BioDiesel	Ellenwood	18,000,000	Multi Feedstock
	ECO Solutions, LLC	Chatsworth	25,000,000	Multi Feedstock
	Georgia Biofuels Corp.	Loganville	1,000,000	Multi Feedstock
	Middle Georgia Biofuels	East Dublin	1,500,000	Poultry Fat, Tallow
*	Peach State Labs	Rome		Soy
	Seminole Biodiesel	Bainbridge	10,000,000	Multi Feedstock
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soy
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	500,000	Multi Feedstock
	Pacific Biodiesel	Honolulu	1,000,000	Multi Feedstock
IA
*	AGP	Sergeant Bluff	30,000,000	Soy
*	Cargill	Iowa Falls	37,500,000	Soy
*	Central Iowa Energy, LLC	Newton	30,000,000	Multi Feedstock
	East Fork Biodiesel, LLC	Algona	60,000,000	Refined Vegetable Oils
*	Freedom Fuels, LLC	Mason City	30,000,000	Soy
*	Iowa Renewable Energy, LLC	Washington	30,000,000	Multi Feedstock
*	REG Ralston, LLC	Ralston	12,000,000	Multi Feedstock
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn, Soy
	Soy Solutions	Milford	2,000,000	Soy
	Tri-City Energy	Keokuk	5,000,000	Soy
*	Western Dubuque Biodiesel	Farley	30,000,000	Vegetable Oils
*	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
ID
	Blue Sky Biodiesel, LLC	New Plymouth	10,000,000	Soy
	Pleasant Valley Biofuels, LLC	American Falls
IL
	Diamond Biofuels	Maxon	500,000	Animal Fats, Recycled Cooking Oil
	Heartland Biodiesel, Inc.	Marion	3,000,000	Soy
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soy
	Midwest Biodiesel Products, Inc.	South Roxanna	30,000,000	Multi Feedstock
*	Stephan Company	Millsdale	22,000,000	Multi Feedstock
IN
	e-biofuels, LLC	Middletown	25,000,000	Multi Feedstock
	Evergreen Renewables	Hammond	5,000,000	Soy
	Indiana Flex Fuels	LaPorte	5,000,000	Multi Feedstock
	Integrity Biofuels	Morristown	10,000,000	Soy
	Louis Dreyfus Agricultural Industries, LLC	Claypool	80,000,000	Soy
KS
	Healy Biodiesel, Inc.	Sedgwick	1,000,000	Recycled Cooking Oil
	Krystal Clean Biofuels	Kansas City		Multi Feedstock
KY
*	Griffin Industries	Butler	1,750,000	Multi Feedstock
	Ownesboro Grain	Ownesboro	50,000,000	Soy
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soy
LA
	Vanguard Synfuels, LLC	Pollock	12,000,000	Multi Feedstock

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
MA
	MPB Bioenergy, LLC	Attleboro	500,000	Recycled Cooking Oil
MD
	Eagle Creek Fuel Services, LLC	Baltimore	1,000,000
	Greenlight Biofuels, LLC	Princess Anne	4,000,000	Multi Feedstock
	Maryland Biodiesel	Berlin	1,000,000	Soy
MI
	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Multi Feedstock
	NextDiesel	Adrian	20,000,000	Multi Feedstock, Corn Oil
	TPA Inc.	Warren	20,000,000	Multi Feedstock
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000	Multi Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
*	Minnesota Soybean Processors	Brewster	30,000,000	Soy
MO
	AGP	St. Joseph	29,900,000	Soy
	Global Fuels, LLC	Dexter	3,000,000	Multi Feedstock
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock
	Mid America Biofuels, LLC	Mexico	30,000,000	Soy
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock
	Paseo Cargill Energy, LLC	Kansas City	37,500,000	Soy, Animal Fats
	Prairie Pride	Deerfield	30,000,000	Soy
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Delta Biofuels, Inc.	Natchez	80,000,000	Multi Feedstock
	North Mississippi Biodiesel	New Albany	7,000,000	Soy
	Scott Petroleum Corporation	Greenville	20,000,000	Multi Feedstock
MT
	Earl Fisher Bio Fuels	Chester
NC
	Blue Ridge Biofuels	Asheville	1,000,000	Multi Feedstock
	Carolina Biodiesel, LLC	Durham
	Evans Environmental Energies, Inc.	Wilson	3,000,000
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock
	Gortman Biofuel, LLC	Winston Salem	100,000
	Leland Organic Corporation	Leland	30,000,000	Multi Feedstock
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Multi Feedstock
*	Piedmont Biofuels	Pittsboro	4,000,000	Multi Feedstock
	Triangle Biofuels Industries, Inc.	Wilson	3,000,000	Multi Feedstock
ND
	ADM	Velva	85,000,000	Canola
NE
	Horizon Biofuels, Inc.	Arlington	400,000	Animal Fat
	Northeast Nebraska Biodiesel, LLC	Scribner	5,000,000	Soy
	Wyobraska Biodiesel, LLC	Gering	10,000,000	Soy
NJ
	Fuel Bio One, LLC	Elizabeth	50,000,000	Multi Feedstock
	Innovation Fuels	Newark	40,000,000	Multi Feedstock
NM
	Rio Valley Biofuels, LLC	Anthony	750,000	Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	8,000,000	Multi Feedstock
NY
	Buffalo Biodiesel, Inc.	Tonawanda	1,500,000	Recycled Cooking Oil
	Northern Biodiesel, Inc.	Ontario		Soy

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
OH
	Agrifuels, LLC	Breman	1,000,000	Multi Feedstock
	American Ag Fuels, LLC	Definance	7,000,000	Multi Feedstock
	American Made Fuels, Inc.	Canton	5,000,000	Multi Feedstock
	Arlington Energy, LLC	Mansfield	4,000,000	Multi Feedstock
	Center Alternative Energy Company	Cleveland	5,000,000	Soy, Choice White Grease
	Jatrodiesel, Inc.	Miamisburg	5,000,000	Multi Feedstock
*	Peter Cremer	Cincinnati	30,000,000	Soy
	PK Biodiesel	Woodstock	5,000,000	Multi Feedstock
OK
	High Plains Bioenergy	Guymon	30,000,000	Multi Feedstock
	Tulsa Biofuels, LLC	Tulsa
OR
	Green Fuels of Oregon, Inc.	Klamath Falls	1,000,000	Canola
	SeQuential-Pacific Biodiesel, LLC	Salem	5,000,000	Multi Feedstock
PA
	Biodiesel of Pennsylvania, Inc.	White Deer	1,500,000	Soybean Oil
	Keystone BioFuels, Inc.	Shiremanstown		Multi Feedstock
	Lake Erie Biofuels	Erie	45,000,000	Soy
	Middletown Biofuels, LLC	Middletown	5,000,000	Soy
	Soy Energy, Inc.	New Oxford	1,500,000	Soy
	United Biofuels, Inc.	York	3,000,000	Multi Feedstock
	United Oil Company	Pittsburgh	5,000,000	Multi Feedstock
RI
	Mason Biodiesel, LLC	Westerly	2,500,000	Recycled Cooking Oil
	Newport Biodiesel, LLC	Newport	300,000	Recycled Cooking Oil
SC
	Carbon Neutral Solutions, LLC	Maldin
*	Carolina Biofuels, LLC	Greenville	50,000,000	Soy
	Ecogy Biofuels, LLC	Estill	30,000,000	Soy
	Southeast BioDiesel, LLC	N. Charleston	8,000,000	Multi Feedstock
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Multi Feedstock
TN
	Blue Sky Biodiesel, Inc.	Kingstong	3,000,000	Multi Feedstock
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Multi Feedstock
	Nu-Energie, LLC	Surgoinsville	5,000,000	Multi Feedstock
	NuOil	Counce	1,500,000	Multi Feedstock
	SunsOil, LLC	Athens	1,500,000	Multi Feedstock
TX
	Agribiofuels, LLC	Dayton	12,000,000	Multi Feedstock
	AgriMax Fuels, LLC	Channelview	3,000,000	Soy
*	Beacon Energy	Cleburne	12,000,000	Multi Feedstock
	Biodiesel of Texas, Inc.	Denton
	BioSelect Fuels (GBBLP)	Galveston	30,000,000	Multi Feedstock
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Cottonseed, Soy, Canola
	Central Texas Biofuels	Giddings	600,000	Waste Vegetable Oil
	Direct Fuels	Euless	10,000,000	Multi Feedstock
	Double Diamond Biofuels, Inc.	Dimmitt	8,000,000	Multi Feedstock
	Fuel & Lube, LLC	Richmond	1,000,000	Recycled Cooking Oil
	GeoGreen Fuels	Gonzales	3,000,000	Multi Feedstock
	Green Earth Fuels of Houston, LLC	Galena Park	90,000,000	Multi Feedstock
	GreenHunter BioFuels, Ltd.	Houston	105,000,000	Multi Feedstock
	Greenlight Biofuels, Ltd.	Littlefield	5,000,000	Multi Feedstock
*	Huish Detergents	Pasadena	15,000,000	Palm
*	Johann Haltermann Ltd	Houston	12,000,000	Multi Feedstock
	Momentum Biofuels, Inc.	Pasadena	20,000,000	Multi Feedstock
	New Energy Fuels, Inc.	Waller	5,000,000	Multi Feedstock
	New Fuel Company	Dallas	250,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	45,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,500,000	Multi Feedstock

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	Red River Biodiesel, Ltd.	New Boston	15,000,000	Multi Feedstock
	REG Houston, LLC	Seabrook	35,000,000	Refined Vegetable Oils
	SAFE Renewable Corp.	Conroe	30,000,000	Multi Feedstock
	Valco Bioenergy	Harlingen	3,000,000	Recycled Cooking Oil
VA
	Cheasapeake Custom Chemical	Ridgeway	5,500,000	Multi Feedstock
	RECO Biodiesel, LLC	Richmond	10,000,000	Multi Feedstock
	Red Birch Energy, Inc.	Bassett	2,500,000	Multi Feedstock
	Virginia Biodiesel Refinery	West Point	7,000,000	Multi Feedstock
WA
	Central Washington Biodiesel, LLC	Ellensburg		Multi Feedstock
	Gen-X Energy Group, Inc.	Burbank	15,000,000	Multi Feedstock
	Imperium Grays Harbor	Hoquiam	100,000,000	Multi Feedstock
*	Seattle Biodiesel	Seattle	5,000,000	Soy, Canola
WI
	Best Biodiesel, Inc.	Cashton	10,000,000
	Sanimax Energy Inc.	Deforest	20,000,000	Multi Feedstock
	Walsh Bio Diesel, LLC	Mauston	5,000,000	Multi Feedstock
WY
	AC & S, Inc.	Nitro	3,000,000	Soy

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.
Competition from Other Fuel Sources
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Over the past several years, according to the Energy Information Administration, the price of diesel fuel steadily increased until reaching record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and thereafter declined sharply to approximately $2.62 as of December 1, 2008. Although the price of diesel fuel has decreased over the past several months, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Following the trend of diesel prices, biodiesel prices steadily increased over the past year to their peak in the summer of 2008, after which time they decreased. As of December 19, 2008, the National Weekly Ag Energy Roundup reports that B100 biodiesel prices in Iowa ranged from $2.60 to $3.06 per gallon, which is down from a range of $3.85 to $4.00 approximately one year ago. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.
At least one large oil company has previously announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. However, as a result of an Internal Revenue Service interpretation of the application of certain biodiesel tax credits created under the Energy Policy Act of 2005, renewable diesel processed in traditional petroleum-refining equipment is currently eligible for the blenders’ tax credit, but only at a reduced rate of 50 cents per gallon. Opponents of the IRS interpretation argue that the blenders’ tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the recent interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. In 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. Because renewable diesel is currently eligible for the blenders’ tax credit (although only at a reduced credit of 50 cents compared to the $1.00 credit available for biodiesel), other large oil companies may also decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than we do and may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely affected.

In addition, the EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel, which has inherent lubricating properties. We expect to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of your investment.
Glycerin Competition
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. It is estimated that every one million gallons of biodiesel produced adds approximately another 100,000 gallons of crude glycerin into the market. Accordingly, as biodiesel production has increased, the glycerin market has become increasingly saturated. As a result, glycerin prices dropped dramatically in 2006, with crude glycerin prices hovering around 2 cents per pound or less. Some plants were forced to give away glycerin, and according to the Jacobsen Publishing Company’s Biodiesel Bulletin, others paid 3 cents to 4 cents per pound to dispose of crude glycerin. However, as of early December 2008, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices increased to approximately 4 to 8 cents per pound. REG markets the glycerin produced at our plant under our MOSA.
Excess glycerin production capacity may limit our ability to market our glycerin co-product, and we may even be forced to pay to dispose of our glycerin if prices decrease as they did in 2006. Low glycerin prices may also limit our ability to generate revenues through the sale of our co-product. This may negatively affect the profitability of our business. Additionally, some of our competitors, such as Cargill and ADM, have expanded their glycerin refining capacities due to relatively higher prices for refined glycerin when compared to the price of crude glycerin. In Iowa Falls, Iowa, Cargill has built a 30 million pound per year glycerin refinery near its 37.5 million gallon per year biodiesel production plant. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
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
Furthermore, we are in direct competition with REG due to its ownership and management of other existing biodiesel plants and proposed biodiesel plants, and any failure by REG to comply with the terms of our MOSA could negatively impact our ability to generate revenues. The MOSA does not prohibit REG from providing services to our competitors, and its does not provide any procedures as to how REG will address any conflicts of interest that may arise during REG’s service to our plant and competitor plants. If REG places the interests of other biodiesel plants which it owns or manages ahead of our interests, our profitability may be negatively impacted.

Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. We have obtained all of the permits required to construct the plant. As of September 30, 2008 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits since our inception. Any costs related to environmental compliance and permitting have been paid by REG. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
We are subject to oversight activities by the EPA. We have obtained an identification number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims could have an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
Currently we have hired 26 full-time employees to operate our biodiesel facility. In addition to the employees we have already hired, REG has hired a General Manager, Alan Yoder, and Operations Manager, Glen Hansel, who direct the operations of the biodiesel facility. The General Manager and Operations Manager are employees of REG and are compensated by REG.

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
Risks Related to Our Business
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated with the high cost of our raw materials, lack of demand for our product, and the ordinary delay between when we purchase raw materials and when we receive payments from REG for our finished products. This has resulted in a situation where we are short on cash. This has caused us to scale back production at our biodiesel plant, and may require us to cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We have already had several temporary shut downs at the plant and are not operating at full capacity. Should we not be able to continue to secure the cash we require in order to pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
We have a history of losses and may not ever operate profitably. For the fiscal year ended September 30, 2008 we incurred a net loss of $3,784,924. There is no assurance that we will be successful in our efforts to operate the biodiesel plant. Even if we successfully meet all of our objectives, there is no assurance that we will be able to operate profitably. We are experiencing very high raw material costs and low biodiesel prices that in some case have been less than our production costs. Should we continue to endure the current high raw material costs without an increase in the price we receive for our biodiesel or glycerin, we may have to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
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

We are in competition with REG, our design-builder and manager, which could place us at a competitive disadvantage and cause a conflict of interest for our manager. We have contracted with REG for management, feedstock procurement and marketing services for our plant. We are highly dependent upon REG to procure our inputs and market our products. Further, if our plant does not operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facility in Ralston, Iowa and, acquired a 35 million gallon per year plant in Houston, Texas, which now operates under the name REG Houston, and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG, our design-builder and manager, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facilities and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant. Although we have entered into a management and operational services agreement with REG for management and marketing services, there is no assurance that REG’s performance of these services is not compromised by its own biodiesel production operations.
We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent upon our directors to manage our business. Most of our directors are experienced in business generally but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors. REG has hired Al Yoder to be General Manager and Glen Hansel to be Operations Manger of the plant and they have experience with production facilities. However, REG may not be successful in retaining such individuals because of the competitive market for such individuals. In addition, REG may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. REG’s failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure. If Iowa Renewable Energy fails, our members could lose all or substantially all of their equity interest.
We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. In addition, we have engaged in hedging transactions for home heating oil, in an attempt to lock in profit margins on the sale of our biodiesel, because home heating oil has historically tracked with the price of biodiesel. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and home heating and our ability to sell sufficient amounts of our products. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to volatile soybean oil and home heating oil prices. Alternatively, we may choose not to engage in hedging transactions. As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
Hedging activities themselves can result in increased costs because price movements in soybean oil contracts and home heating oil contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil and home heating oil. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant. If we realize losses with respect to our derivative instruments, our net loss could increase.
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

We are highly dependent upon REG to procure our inputs and market our products. REG has already had difficulty selling all of our biodiesel and acquiring prompt rail service for our goods and feedstock needs. If REG does not perform its obligations pursuant to our management and operations services agreements we may be unable to specifically enforce our agreement which could negatively affect the value of our units. Our reliance on REG may place us at a competitive disadvantage. REG and its affiliates are competitors for many aspects of our business including: feedstock procurement, biodiesel marketing, as well as management service providers and employees.
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
Risks Related to Biodiesel Industry
The recent downturn in the U.S. economy has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The U.S. stock markets tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also received government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2009. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
Several biofuels companies throughout the country have recently filed for Chapter 1l bankruptcy due to industry and economic conditions, and we may also be forced to consider filing for bankruptcy protection in the event that economic conditions and our liquidity problems do not improve. In November 2008, Freedom Fuels, LLC, a biodiesel plant located near Mason City, Iowa, filed for Chapter 11 bankruptcy. Other biofuels companies, including one of the country’s largest ethanol producers, VeraSun Energy Corporation, have also filed for Chapter 11 bankruptcy. A Chapter 11 bankruptcy is an option in which a company attempts to reorganize with the intent that it will continue to operate.  A Chapter 11 bankruptcy differs from a Chapter 7 bankruptcy because under Chapter 7 the assets of a company are liquidated and it is not anticipated that the business will continue to operate.  Unfavorable worldwide economic conditions, the decreasing availability of credit, and volatile biofuel prices and input costs have likely contributed to the necessity of these bankruptcy filings. We are experiencing liquidity problems due to our lack of credit and low cash reserves, which are resulting primarily from the general decrease in demand for biodiesel that the industry is currently experiencing, our lack of biodiesel sale contracts, the unfavorable economic conditions that are currently prevailing in the U.S. and abroad and the other factors identified in this report. We anticipate operating at significantly below our nameplate production capacity for the first quarter of 2009 based on our historical performance and lack of seasonal demand. If our current liquidity problems persist and we are unable to generate sufficient revenues from the sale of our biodiesel, we may also have to consider bankruptcy as an option to cope with our financial difficulties. This could reduce or eliminate the value of our members’ investments in the Company.
The recent decline in oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price for biodiesel is correlated to the price for diesel, as biodiesel is used primarily as a diesel additive. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by oil prices. The recent global economic downturn has resulted in a rapid decline in oil and diesel prices. In November 2008, oil prices fell to their lowest level in more than three years, dropping below $50 a barrel, down from approximately $150 a barrel in July 2008. Additionally, average retail diesel prices have declined by approximately 40% since July 2008. Following the trend of oil and diesel prices, biodiesel prices have also fallen since July 2008. If oil and diesel prices remain low or decline even further, biodiesel prices will also likely remain low or decline further. This could make it difficult for us to produce and sell biodiesel at a profit and you could lose some or all of your investment as a result.

An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in our revenues. International sales, particularly sales in Europe, have made up a portion of our fiscal year 2008 revenues. The European Union (EU) is currently conducting antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on our biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers. Additionally, the European Commission may also impose a punitive injury margin on future biodiesel imports into Europe for a certain fixed amount of time. Accordingly, any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2007, approximately 450 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce almost 7% of the 2007 domestic production. The National Biodiesel Board estimates the current dedicated U.S. biodiesel production capacity of existing biodiesel plants as of September 29, 2008 (the latest date for which information is available) is approximately 2.61 billion gallons per year. Further, plants under construction and expansion as of September 29, 2008, if completed, are expected to result in another 849.9 million gallons of annual U.S. biodiesel production capacity, for total annual production capacity of approximately 3.46 billion gallons. Thus the current annual production capacity of existing plants far exceeds 2007 annual biodiesel consumption, and will likely far exceed 2008 biodiesel consumption. As production capacity increases, our competition with other biodiesel producers for the sale of our products increases, especially if there is not a corresponding increase in demand for biodiesel. Many biodiesel plants do not operate at full capacity due to the discrepancy between annual domestic biodiesel consumption and annual U.S. biodiesel production capacity. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy, which may be due in part to an increase in national excess production capacity without a corresponding increase in biodiesel demand in combination with the worsening economic conditions. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below current production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory and judicial decision makers and help resolve commercial disputes. Excess production capacity likely exists in the domestic biodiesel market. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, we may be forced to suspend production at our plant and the value of your units could be decreased or eliminated.
Excess capacity in the biodiesel industry may cause increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.

Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. According to the September 2006 issue of Biodiesel Magazine, some smaller plants were even forced to essentially give away glycerin and some even had to pay to dispose of the glycerin. Since then, however, there has recently been a steady, gradual increase in glycerin prices. However, if the price of glycerin declines, our revenues will be adversely affected and we could even be forced to pay to dispose of our glycerin as plants were required to do in the past. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the cost of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs or decreased biodiesel prices may result in decreased revenues. If we experience a sustained period of high feedstock costs or reduced biodiesel prices, such pricing and costs may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated. Furthermore, REG currently owns and operates biodiesel plants in Ralston, IA and Houston, TX and has also announced its desire to increase biodiesel production through wholly-owned and third-party managed biodiesel plants in Kansas and Louisiana (however, based on SEC filings, these plans have been suspended due to market conditions). This means that our plant manager and product marketer, REG and its affiliates, are competitors for a limited supply of feedstock.
The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. As of September 29, 2008, the National Biodiesel Board estimated there were 176 active plants in the United States with an annual production capacity of 2.61 billion gallons annually. Another 39 plants were currently under construction and an additional 1 plant was expanding its existing operations. The additional combined capacity of these plants under construction and expansion is estimated at 849.9 million gallons per year and, if realized, would push national biodiesel production capacity to approximately 3.46 billion gallons per year.
We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, owns a 37.5 million gallon plant in Iowa Falls, Iowa. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., has constructed an 85 million gallon plant in Velva, North Dakota to process canola oil into biodiesel. Additionally, Green Earth Fuels, LLC operates an 85 million gallon per year production facility in Houston, Texas and Imperium Renewables operates a 100 million gallon per year biodiesel plant in Grays Harbor, Washington, making these plants two of the largest biodiesel producers in the country. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, lower prices for biodiesel may result which would adversely affect our ability to generate profits and adversely affect our financial obligations.
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

Risks Related to Biodiesel Production
Declines in the demand for and prices of biodiesel and its primary co-product will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products, and domestic and global economic conditions. The total production capacity of biodiesel continues to expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.
We believe that the recent U.S. recession and global financial market turmoil may also depress biodiesel demand and prices. Biodiesel prices have significantly declined over recent months. We expect that we will operate below our name plate capacity throughout our fiscal year 2009. If we continue to operate at less than full capacity, this would have a negative impact on our revenues.
In addition, increased biodiesel production has lead to increased supplies of co-products from the production of biodiesel, such as glycerin. While prices have been increasing after a dramatic drop in 2006, prices are still lower than ten year historical prices. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products will result in decreased revenues.
Because of volatile soybean oil prices, we are attempting to use alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We are currently producing some of our biodiesel from corn oil that we obtain from ethanol plants or other sources. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Furthermore, unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. This tends to cause a waxy substance to build-up in the process equipment during the production process. Unless a process for removing this waxy substance is developed, we expect that we will not be able to produce any biodiesel blends containing greater than 20% corn oil. The technology utilized by the ethanol plant which extracts the corn oil may also cause the suitability of the corn oil for the biodiesel production process to vary. These characteristics of corn oil could cause corn oil-based biodiesel to be less desirable than other types of biodiesel. Furthermore, special technologies may be necessary to pretreat corn oil for utilization in the biodiesel production process. Accordingly, our use of alternative feedstocks, such as corn oil, may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. There may be disadvantages to the use of corn oil as a feedstock of which we are not yet aware. If as a result of the unique characteristics of corn oil, the demand or price we are able to receive for biodiesel produced from corn oil is less than what we can receive for biodiesel produced from other types of feedstock, our revenues could be negatively affected.
The decreasing availability and volatile cost of feedstock may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues. On December 12, 2008, the USDA reported the November average cost of soybean oil was approximately 31.55 per pound, which is below the summer’s peak prices and the lowest level in more than a year. Although prices have sharply dropped from the record high prices experienced in the summer of 2008, the November average is still higher than historical averages. The twenty-year average price for soybean oil is approximately 21 cents per pound. In the USDA December 2008 Oil Crops Outlook Report, it was forecasted soybean oil prices will likely remain close to current prices during the 2008/2009 marketing season, with a predicted price range of 31-35 cents per pound. Soybean oil prices have been extremely volatile over the recent years. The declining global economic conditions brought on by the collapse of major U.S. financial institutions in the fall of 2008 and the disruption of the financial and credit markets likely contributed to the sharp drop in prices from the summer of 2008 through fall of 2008. However, demand, supply, acres planted, weather, soybean crush rates and many other factors can contribute to price volatility. Prices for animal fats have also been volatile in recent months, as they tend to correlate to the prices of soybean oil. In a December 2008 Oil Crops Outlook Report, the USDA provided that the average November 2008 prices for lard and edible tallow were 26.40 cents and 18.13 cents per pound, respectively, which are down from their peak prices in the summer of 2008. These average prices, however, still exceed their historical averages. We expect that this volatility in feedstock costs will continue through the 2009 fiscal year. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant, either temporarily or permanently. Shut downs or the persistence of recent high feedstock costs, or any further increase of feedstock costs, may reduce our revenues from operations which could decrease or eliminate the value of our units.

If we are forced to temporarily cease operating our biodiesel plant for any reason, we might not be able to meet our current liabilities or our losses may be increased. If we are forced to temporarily cease operations at our biodiesel plant, either due to our inability to sell the biodiesel we are producing, feedstock costs, our lack of working capital and available credit, defects in our equipment at the plant, violations of environmental law, or any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
We are at a disadvantage in marketing our glycerin because our plant will not produce pharmaceutical grade glycerin, thereby decreasing the market for the glycerin we produce. A major use of glycerin is in the production of drugs. The glycerin our plant produces, however, is not pharmaceutical grade glycerin. This limits our ability to market the glycerin produced by our biodiesel plant. The glycerin we produce has to be purified in order for it to be used in pharmaceutical applications. However, any glycerin produced from the production of animal fat-based biodiesel cannot be used in such pharmaceutical applications. Since the market in which we can sell our glycerin is limited, we might not be able to sell all of the glycerin we produce or we may not be able to sell our glycerin at a favorable price. If we cannot sell all of the glycerin we produce or cannot sell it at a favorable price, our ability to operate our biodiesel plant profitably might be adversely affected which could decrease the value of our units.
Competition from other sources of fuel may decrease the demand for our biodiesel. Although the price of diesel fuel has increased over the last several years and reached record high prices earlier in 2008, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in decreased revenues.
Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is highly dependent upon the availability and cost of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and is present in the United States. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the cost of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such increase in cost would increase the cost of producing our biodiesel and increase our loss from operations.
Concerns about fuel quality may impact our ability to successfully market our biodiesel. Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. An inability to successfully market our biodiesel will lead to decreased revenues and may adversely impact our ability to operate at all.
Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is usable in colder weather. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for tallow-based biodiesel is approximately 61ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel and animal fat-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.

The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs.
Our reliance upon third parties for feedstock supply may hinder our ability to profitably produce our biodiesel. In addition to being dependent upon the availability and cost of feedstock supply, we are dependent on relationships with third parties, including feedstock suppliers. We have entered into a MOSA with REG. REG anticipates acquiring our feedstock from third parties. Assuming that REG can establish feedstock relationships, suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units.
Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel. Because it is a relatively new product, the research on biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.
In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry, which may result in our inability to market our biodiesel.
Competition from other diesel fuel lubricity additives for ultra low sulfur diesel may be a less expensive alternative to our biodiesel, which would cause us to lose market share and adversely affect our ability to generate revenues. The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel available for retail sale since October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from other raw materials having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure is in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could adversely affect our ability to generate revenues.
Our management and operational services agreement with REG does not address feedstock allocation between REG and its other customers which could lead to insufficient feedstock to operate our plant and negatively affect our financial condition. We have entered into a management and operational services agreement with REG, whereby REG acquires the feedstock that we require to operate our biodiesel plant. Our agreement does not address the way in which REG allocates feedstock between us and the other customers for which REG acquires soybean oil. If a shortage of feedstock was to occur, there is no provision in our management and operational services agreement that requires REG to supply us with the feedstock we require as opposed to REG’s other customers, including REG’s own biodiesel facilities. REG has already encountered difficulties in obtaining enough feedstock for us to operate the plant at full capacity. If a shortage of feedstock occurs, REG may not supply us with all of the feedstock we require to operate the plant which could decrease our revenues and could decrease or eliminate the value of our units.

Risks Related to Our Financing Plan
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated the high cost of our raw materials, decreased demand for biodiesel, and the delay between when we purchase those raw materials and when we receive payments from REG for sales of our finished products. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We also do not currently have significant cash reserves. Accordingly, we are currently lacking sufficient working capital to fund continual operations at this time and, accordingly, we are only producing biodiesel when an order for our product has been placed and when we have sufficient cash on hand to acquire the necessary feedstock. Our lack of funds could cause us to scale back production at our biodiesel plant or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We are already not operating at full capacity. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
The recent downturn in the U.S. economy may affect our ability to obtain additional financing. In recent months the global equity markets have been disrupted and have experienced significant volatility. The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The collapse of these financial institutions and the continued volatility in the credit market may significantly decrease the availability of credit needed to fund our operations. The volatility of the equity markets may also inhibit our ability to secure the equity needed to fund our operations. The U.S. economy is also in the midst of a recession, with increasing unemployment rates and decreasing retail sales. A recession is expected to decrease availability of equity investment monies for our company as well. If we are unable to obtain the equity or debt financing needed to fund our operations in the future, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
The loan agreement under which we obtained financing for the construction of our biodiesel plant contains restrictive covenants. We have undertaken significant borrowings to finance the construction of the biodiesel plant. Our loan agreements with our lender contain restrictive covenants which, among other things, require us to maintain minimum levels of working capital, as well as debt coverage and fixed charge coverage financial ratios. In addition, the covenants may restrict our ability to make distributions on the units without the prior consent of our lender. Failure to comply with these covenants may constitute an event of default under our loan agreements. We are currently not in compliance with the current liabilities covenant because our term loan is listed as a current liability. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and generally accepted accounting principals (GAAP) require long term debt to be listed as a current liability when a company has a going concern disclosure. We are not required to come into compliance with many of these covenants until February 2009; however, given our current situation we will likely not be in compliance with the covenants when they come into effect. No assurances can be given that we will be in compliance with any of the loan covenants contained in our loan agreements during our 2009 fiscal year. Further, no assurance can be given that our lender will be willing to waive any such non-compliance with one or more of these loan covenants during our 2009 fiscal year. A declaration of default under the loan agreements could have a material adverse impact on our financial condition and results of operations and could result in the acceleration of payments due under the agreement, imposition of higher interest rates or default, or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets.
We may be unable to raise additional capital in the event our funds from operations and our credit facilities are insufficient to fund our operations for the next twelve months. In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations or to otherwise comply with the covenants contained in our financing agreements with our lender during the next 12 months, the board of directors may decide to attempt to issue additional membership units in our company through one or more private placements. In such event, however, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. Due to current market conditions in the biodiesel industry, such as the increasing costs of soybean oil, animal fats, and methanol, and lack of demand for our biodiesel, we may not be able to attract sufficient numbers of investors to provide us with the necessary amount of additional capital. In such event, we may be forced to shut down the plant, either temporarily or permanently, or we may be unable to comply with the loan covenants contained in our financing agreements, which could constitute a default under our loan agreements entitling our lender to accelerate payments under our loan agreements or foreclose its lien or security interest in the assets securing the loans.

Our auditor has raised doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in the accompanying financial statements, we have generated accumulated losses of $7,563,432, have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern. See Note 8 to the financial statements. The financing agreements with our lender contain a covenant that allows the lender to consider us in default of the loan at any point that our lender considers our financial performance to be poor. We are currently not in compliance with the current liabilities covenant because our term loan is listed as a current liability. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and GAAP requires long term debt to be listed as a current liability when a company has a going concern disclosure. Several of our covenants will not come into effect until February 2009 and will require us to maintain minimum levels of working capital as well as debt coverage and fixed charge coverage financial ratios. We may fail to comply with one or more of our loan covenants, including the working capital covenant, periodically throughout our 2009 fiscal year. Failure to comply with these loan covenants constitutes an event of default under the our loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the possibility of increasing the line of credit, waiving certain covenants, or what other steps we need to take to resolve this situation, but there can be no assurance that our lender will increase our line of credit or waive any failure to comply with any one or more of the loan covenants, including the current covenant in which we are out of compliance. In the event our lender declared a default under the loan agreements and elected to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Risks Related to Regulation and Governmental Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the Volumetric Ethanol Excise Tax Credit (“VEETC”), which provides a tax credit of $1.00 per gallon of biodiesel. The VEETC is set to expire on December 31, 2009 and there can be no guarantees that it will be extended beyond this date. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce our revenues by making it more costly or difficult to produce and sell biodiesel. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.
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

The EPA’s delay in implementing the RFS requirement that 500 million gallons of biomass-based diesel be blended into the national diesel pool in 2009 may hinder stimulation of demand for biodiesel that may have otherwise been created by the 2007 amendments to the RFS program. The Energy Independence and Security Act of 2007 (EISA) amended the Renewable Fuel Standard (RFS) program originally created by the Energy Policy Act of 2005 by increasing the amount of biofuels that are required to be blended into the national diesel pool annually through 2022. The EISA created a biodiesel mandate requiring that 500 million gallons of biomass-based diesel fuel be used in on-road fuel in 2009, increasing to 1 billion gallons in 2022. However, in November 2008, the EPA announced that the RFS 2009 program will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the EISA does not have to be blended into U.S. fuel supplies in 2009. The EPA indicated that this is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA biomass-based diesel mandate. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-based diesel requirements. Accordingly, the EPA’s delay in implementing the RFS biomass-based diesel mandate may hinder any growth in biodiesel demand that may have otherwise been created if the 2009 mandate was implemented as originally anticipated. Any future delays in the implementation of the RFS biomass-based diesel mandate could cause stagnant biodiesel demand, which could adversely affect our ability to generate profits.
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
Members may be allocated a share of our taxable income that exceeds any cash distributions received, therefore members may have to pay this tax liability using their personal funds. We expect to continue to be taxed as a partnership. This means members are allocated a percentage of our taxable income or loss based on their ownership interest in our company. Members may have tax liability based on their allocation of this income, if any. We may make distributions that are less than the amount of tax members owe based on their allocated percentage of our taxable income, or we may not make any distributions. If this is the case, members would have to satisfy this tax liability using their personal funds.

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
We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of $3,784,924 as of our fiscal year ended September 30, 2008. We do not anticipate that our board of directors will be declaring distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
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
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Marshall Bankfirst Corporation (Bankfirst). Money borrowed under the Iowa Department of Economic Development loan is also secured by substantially all of the company’s assets, but is subordinate to the agreements with Bankfirst.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of our fiscal year ended September 30, 2008.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a public reporting company, we will continue to make information about the Company publicly available on our website. No sales of our units have been completed under our qualified online matching service.
Unit Holders
As of September 30, 2008, we had approximately 629 unit holders of record.
Distributions
We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders. However, our amended and restated operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Iowa Renewable Energy are authorized for issuance.
Sale of Unregistered Securities
We did not make any sales of equity securities that were unregistered during the fiscal year ended September 30, 2008.
Repurchases of Equity Securities
Neither we, nor anyone acting on our behalf, has repurchased any of our outstanding units.

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
Changes in interest rates or the availability of credit;
Our ability to raise additional equity capital proceeds or obtain additional debt financing;
Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
Decrease in the demand for biodiesel;
Actual biodiesel and glycerin production varying from expectations;
Economic consequences of the domestic and global economic downturn and recent financial crisis;
Availability and cost of products and raw materials, particularly soybean oil, animal fats, natural gas and methanol;
Our ability to market and our reliance on third parties to market our products;
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
Total U.S. consumption of diesel fuel;
Fluctuations in petroleum and diesel prices;
Changes in plant production capacity or technical difficulties in operating the plant;
Changes in our business strategy, capital improvements or development plans;
Results of our hedging strategies;
Competition with other manufacturers in the biodiesel industry;
Our ability to generate free cash flow to invest in our business and service our debt;
Our liability resulting from litigation;
Our ability to retain key employees and maintain labor relations;
Changes and advances in biodiesel production technology;
Competition from alternative fuels and alternative fuel additives;
Failure to comply with loan covenants contained in our financing agreements;
Our ability to continue to export our biodiesel;
The imposition of tariffs or other duties on biodiesel imported into Europe;
Our ability to generate profits; and
Other factors described elsewhere in this report.

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
Overview
Our plant is currently fully operational. We began producing biodiesel on July 10, 2007. After obtaining independent testing of our biodiesel to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also, resulted in several plant shutdowns. During the fourth quarter of fiscal year 2008, we operated our plant at approximately 66% of our plant’s capacity.
Most of our shutdowns have been due to:
•	The inability to obtain adequate amounts of feedstock in a timely manner;
•	The inability to obtain adequate amounts of feedstock at competitive costs;
•	Lack of demand for biodiesel;
•	Lack of biodiesel contracts at profitable margins; and
•	Inadequate funds to obtain feedstock due to having to pay for feedstock while waiting for payments from our biodiesel sales.
From October 1, 2007 through September 30, 2008 we produced approximately 15,909,748 gallons of biodiesel, which is only approximately 55% of our plant’s capacity. We anticipate operating the plant at similar levels during our fiscal year 2009; however, our ability to operate depends upon many factors outside of our control, such as the demand for biodiesel, price for biodiesel and cost of feedstock. If demand for biodiesel remains at its current low levels, or drops further during our fiscal year 2009 we will likely operate at even lower levels. We do not however, anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that REG can obtain contracts for the same amount of biodiesel that we produced during our fiscal year 2008, then we may operate at a lower production rate than during our fiscal year 2008. In addition, we have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during our fiscal year 2009 then we will likely operate our plant at lower levels than we did during our fiscal year 2008.
On February 1, 2008, our $34,715,000 loan with Bankfirst converted from a construction loan to a term loan, which requires monthly principal and interest payments of approximately $373,000. As of the date of this report, we have timely paid all of our monthly payments under the loan. We are currently not in compliance with the current liabilities covenant because our term loan is listed as a current liability. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and GAAP requires long term debt to be listed as a current liability when a company has a going concern disclosure. In addition, many of our covenants will not come into effect until February 2009. If our financial condition does not improve substantially, which may not occur due to our historical performance and the anticipated seasonal down turn in biodiesel demand, we will likely be in violation of several of our covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.
Plan of Operations for the Next 12 Months
Plant Operations
We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant. Our plant is fully operational. All construction items are completed and we are actively producing biodiesel at our plant, although not at full capacity.

Results of Operations
Comparison of Fiscal Years Ended September 30, 2008 and September 30, 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2008 and September 30, 2007. Since our plant did not become fully operational until July 2007, we are not able to provide comparable financial information for the complete fiscal years ended September 30, 2008 and September 30, 2007 and it is important that you keep this in mind.

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2008		September 30, 2007

Income Statement Data
Revenues	$67,135,224	100.00%	$16,443,440	100.00%

Cost of Goods Sold	$67,000,778	99.80%	$18,231,147	110.87%

Gross Profit (Loss)	$134,446	0.20%	$(1,787,707)	(10.87%)

Operating Expenses	$1,729,356	2.58%	$670,296	4.08%

Interest Income	$91,762	0.14%	$229,859	1.40%

Interest (Expense)	$(2,281,776)	(3.40)%	$(716,470)	(4.36)%

Net (Loss)	$(3,784,924)	(5.64)%	$(2,944,614)	17.91%
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. Surplus biodiesel supplies also tend to put downward price pressure on biodiesel. Additionally, prices for diesel and the costs of feedstock, including soybean oil or animal fats, have been volatile and such fluctuations in the cost of feedstock may significantly affect our financial performance. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. The biodiesel industry was experiencing very high feedstock costs, without corresponding increases in biodiesel prices, thereby causing profit margins to be small or nonexistent. More recently, the biodiesel industry has been experiencing dropping feedstock costs; however, biodiesel prices have dropped even more rapidly, resulting in continued small or nonexistent profit margins. We expect these price relationships to continue for the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.

Revenues

	Fiscal Year Ended September 30, 2008		Fiscal Year Ended September 30, 2007
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$57,539,313	95%	$14,583,103	99%
Glycerin Sales	$1,887,636	3%	$173,404	1%
Fatty Acids and Soapstock Sales	$901,617	2%	$14,280	0%

Total Revenues from Sales	$60,328,566	100%	$14,770,787	100%

Revenues from operations for the fiscal year ended September 30, 2008 totaled $67,135,224 compared with $16,443,440 for the fiscal year ended September 30, 2007. Included within our total revenues for the fiscal year ended September 30, 2008 and 2007 are approximately $6,806,658 and $1,672,653 respectively, in incentives we received or which were receivable from certain federal government programs for the sale of our biodiesel. Revenues in fiscal year 2008 were approximately 4.1 times greater than revenues in fiscal year 2007. The increase in revenues was due primarily to increased production and sales volume of biodiesel, glycerin, fatty acids and soapstock and higher sales prices for our biodiesel and its co-products. The increase in production volume was due to the fact that our plant was operational during all of fiscal year 2008, as compared to only approximately four months in fiscal year 2007. Accordingly, our results of operations for fiscal 2008 reflect approximately eight additional months of operations than the results of operations for fiscal 2007 reflect.
Higher biodiesel prices in fiscal 2008 compared to fiscal 2007, combined with an increase in biodiesel sales volume, contributed to the higher total revenues in fiscal year 2008 as compared with fiscal year 2007. Average biodiesel sale prices during most of the year ended September 30, 2008 trended upward from the average biodiesel sale prices we experienced in the same period in 2007. The average biodiesel sale price we received for the year ended September 30, 2008 was approximately 27% higher than our average biodiesel sale price for the comparable period in 2007.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel prices have climbed over the past several years reaching record highs of over $4.70 per gallon in July 2008, but have since trended downward, as oil prices have plummeted and the recent U.S. economic downturn and credit crisis have contributed to a decrease in demand for fuel in general. According to the Energy Information Administration, average retail prices for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 per gallon in July 2008, but rapidly dropped thereafter to approximately $2.62 per gallon as of early December 2008, which is the lowest price since approximately March 2007. Biodiesel prices have followed a similar trend, peaking in the summer of 2008 and declining thereafter. Nonetheless, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $2.60 to $3.06 per gallon for the week of December 19, 2008, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of the week of December 15, 2008 averaged approximately $2.41 per gallon, which is slightly lower than the price per gallon for B100 biodiesel before the tax credit. The premium of biodiesel prices over diesel prices could cause a reduction in the demand for biodiesel. Through most of fiscal year 2008, biodiesel prices steadily increased and were well above historical highs and, therefore helped, to a certain extent, to offset high input costs, such as soybean oil. However, we expect that a drop in biodiesel prices without a corresponding decrease in the cost of feedstock and other inputs will cause the profit margin on each gallon of biodiesel produced to shrink, which could result in significant losses. Due to the volatility of the global economic conditions and commodities markets, it is uncertain whether biodiesel prices and input costs will continue to decrease or whether they will rebound to the higher prices experienced in earlier parts of 2008.
Based on historical trends, we anticipate that seasonal demand for biodiesel will decrease in the fall and winter months when blenders have typically decreased their biodiesel blend percentages due to cold flow concerns. Such decrease in demand could cause downward pressure on biodiesel sale prices. We anticipate the RFS will increase demand for biodiesel; however, at this time it is unclear what impact, if any, the RFS will have on biodiesel demand in 2009. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are relatively high, causing our profit margins to decrease even further.
We also believes that recent U.S. and global economic downturn and the financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of a $700 billion bailout plan may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets have tumbled as a result of the recent economic turmoil, causing oil and other commodity prices to drop significantly. We expect that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future.

Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of September 29, 2008 (the most recent date for which data is available) was about 2.61 billion gallons per year, which is up from approximately 1.85 billion gallons per year as of September 2007. The National Biodiesel Board also estimates that plants under construction and expansion as of September 29, 2008 could add another 849.9 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.46 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 450 million gallons of biodiesel were produced in 2007. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
Higher crude glycerin sales prices in fiscal 2008 compared to fiscal 2007, resulted in higher total revenues in fiscal year 2008. The sales price of glycerin has increased due to increased demand for crude glycerin, which has trended upwards due to expanding glycerin refining capacity and increasing uses for glycerin.
We expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”), as recently amended by the Energy Independence and Security Act of 2007 (the “Energy Independence Act”). See “DESCRIPTION OF BUSINESS — Government Regulation and Federal Biodiesel Supports.”
We are highly dependent upon REG for the successful marketing of our products. We do not have our own sales force and we do not have any other agreements or relationships with feedstock suppliers. If REG breaches the agreement or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel. Any loss of our relationship with REG could have a significant adverse impact on our revenues.
Cost of Goods Sold
The primary components of cost of goods sold from the production of biodiesel are raw materials (soybean oil, animal fats, corn oil, methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment. Our business is sensitive to feedstock costs. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Any fluctuation in the cost of feedstock will alter the return on investment that our members receive. Changes in the price or supply of feedstock are subject to and determined by market forces and other factors over which we have no control, such as crop production, carryout, exports, government policies and programs, and weather. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits.
Cost of goods sold for our products for the year ended September 30, 2008 was $67,000,778, which is approximately 3.7 times greater than our cost of goods sold for the year ended September 30, 2007, which was equal to $18,231,147. The increase is primarily attributed to the fact that our plant was operational for the entire fiscal year 2008, whereas in fiscal year 2007 our plant was operational only for approximately four months of the year. As a percentage of revenues, our cost of goods sold decreased slightly from fiscal year 2007 to fiscal year 2008, which were 110.87% and 99.8%, respectively. This decrease was due primarily to the effect of spreading the costs over a larger revenue pool.

Our average soybean oil costs for the year ended September 30, 2008 were approximately 2% lower than soybean oil costs for the four months we processed biodiesel from soybean oil during the year ended September 30, 2007. Likewise, animal fat costs for the year ended September 30, 2008 were approximately 16% lower than animal fat costs for the three months we processed biodiesel from animal fat during the year ended September 30, 2007. Increases in these feedstock costs can significantly increase our cost of goods sold. In fiscal year 2008, we also began utilizing corn oil feedstock. We did not utilize corn oil feedstock in fiscal year 2007 and only used minimal amounts in fiscal year 2008.
In order to minimize cost of goods sold, we have been increasingly utilizing lower-cost feedstocks such as animal fats and corn oil in place of higher-cost feedstocks such as soybean oil during the year ended September 30, 2008 as compared with the same period in 2007. In fiscal year 2008, approximately 68% of the feedstock used in our biodiesel production was animal fats and 32% was soybean oil. In fiscal year 2007, by comparison, approximately 3% of feedstock used in biodiesel production was animal fats, and approximately 97% was soybean oil.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of goods sold.
Commodity prices have been extremely volatile over the recent year, increasing by historic proportions in the summer of 2008 before dropping rapidly over the past several months. Soybean costs fell to $9.20 per bushel in November 2008, down from a high of approximately $13.30 per bushel in July 2008, according to the USDA’s December 2008 Oil Crop Outlook Report. Soybean oil prices have followed a similar trend, which according to the USDA’s December 2008 Oil Crop Outlook Report, average soybean oil prices reached a peak of approximately 62.43 cents per pound in June 2008, but plunged to a price of 31.55 cents per pound in November 2008, which is dramatically lower than the summer’s peak and the lowest level in more than a year. The drastic decrease in soybean oil prices is likely due to the rapid changes in the global economy experienced over the last four months. The USDA National Weekly Ag Energy Round-Up Report indicates that as of December 19, 2008, soybean oil prices in Iowa have dropped even further to approximately 27.20 to 29.70 cents per pound, which is down from the price range of 43.89 to 45.39 cents per pound one year ago. The USDA forecasted that 2008/09 soybean oil prices would range from 31 to 35 cents per pound. Accordingly, based on recent trends, management expects that cost of goods sold on the basis of a per-gallon of soybean oil-based biodiesel sold may decrease below levels experienced in fiscal year 2008. However, management still expects that prices may remain volatile through fiscal year 2009. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the cost of soybean oil and other commodities. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, price fluctuations can have a significant affect on our profit margin on each gallon of biodiesel produced and sold. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market. Animal fats prices have also increased significantly, although they still remain lower than soybean oil prices.
Like soybean oil prices, animal fat costs also rapidly increased for most of the 2008 fiscal year before dropping over the past several months. Although animal fat costs did not reach prices as high as soybean oil prices in the summer of 2008, animal fat costs nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat costs will also likely increase and vice versa. According to the USDA’s December 2008 Oil Crop Outlook report, lard and edible tallow prices for November 2008 were estimated at 27.5-31.5 cents and 20 to 24 cents per pound, respectively, which are down from their peak of 52.82 cents and 38.61 cents per pound, respectively, in July 2008. Based on these recent trends, management anticipates that the cost of animal fat feedstock will decrease for fiscal year 2009 as compared to fiscal year 2008, However, management expects that prices may remain volatile throughout fiscal year 2009, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
Based on recent trends of soybean oil and animal fat costs, we expect that cost of goods sold on a per-gallon basis may decrease below levels experienced in fiscal year 2008. However, management still expects that prices may remain volatile through fiscal year 2009. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the cost of soybean oil and animal fats. We will attempt to utilize feedstocks that provide us with the greatest margins on the sale of our biodiesel. Nonetheless, even if feedstock costs continue to drop, decreases in the price at which we may sell our biodiesel and glycerin in the future could still result in low profit margins, which could have an adverse affect on our net income.

We experienced a $1,636,163 net loss during the year ended September 30, 2008 related to our derivative contracts, which is an increase from the $524,827 net loss recognized during the fiscal year ended September 30, 2007. The increase in net loss related to hedging is likely due to having a full year of entering into derivative contracts during fiscal year 2008, and only entering into derivative contracts for approximately half of fiscal year 2007. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil, home heating oil and natural gas. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil, home heating oil and natural gas fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses.
Operating expenses for the year ended September 30, 2008 totaled $1,729,356, which is significantly higher than operating expenses of $670,296 for the same period in 2007. This increase is primarily due to the fact that our plant was operational for the entire 2008 fiscal year, whereas the plant was operational for only approximately four months in the 2007 fiscal year. Operating expenses as a percentage of revenues decreased slightly from fiscal year 2007 to fiscal year 2008, at 4.08% and 2.58% respectively. The decrease in operating expenses as a percentage of revenues is primarily due to efficiencies gained from operating the plant continuously. We expect that our operating expenses for fiscal 2009 will remain fairly consistent if average plant production levels remain consistent.
Other Income (Expenses).
Our other income and expenses for the fiscal year ended September 30, 2008 was interest expense of $2,281,776 and interest income of $91,762. The interest expense represents interest on our debt payments, which increased substantially from $716,470 for fiscal year 2007, because interest on our debt was capitalized prior to plant completion in June 2007.
Our interest income decreased from fiscal year 2007 to fiscal year 2008, which was 1.0% and 0.14% of our revenues respectively. This decrease in interest income was due primarily to lowered rates given from financial institutions and a decrease in our invested cash.
Changes in Financial Condition
The following table highlights the changes in our financial condition from September 30, 2007 to September 30, 2008:

	September 30,	September 30,
	2008	2007
Current Assets	$11,178,526	$12,352,679
Current Liabilities	$35,640,464	$35,527,516
Members’ Equity	$15,601,990	$19,386,914
Current Assets. Current assets totaled $11,178,526 at September 30, 2008 down from $12,352,679 at September 30, 2007. The decrease during this period is a result of a decrease in our accounts receivable balance due to customer payment patterns. However, the decreases in our accounts receivable was partially offset by an increase in our inventory level as of September 30, 2008.
Current Liabilities. Total current liabilities totaled approximately $35,640,464 at September 30, 2008, up slightly from $35,527,516 at September 30, 2007.
Members’ Equity. Members’ contributions at both September 30, 2008 and September 30, 2007 were equal to $23,165,422. Total members’ equity as of September 30, 2008 was $15,601,990, down from $19,386,914 as of September 30, 2007. The decrease in total members’ equity is due to accumulated deficit of $7,563,432 for the fiscal year 2008 up from $3,778,508 in fiscal year 2007.

Liquidity and Capital Resources
Cash Flow from Operating Activities. Net cash flow provided by operating activities for the year ended September 30, 2008 totaled $15,075 compared to $12,009,224 used for the year ended September 30, 2007. Income net of the non-cash items of depreciation, amortization and unrealized loss was relatively unchanged at $1,605,381 used in our fiscal year 2008 compared to $1,746,433 used in our fiscal year 2007. However, during our fiscal year 2007, we used significantly more working capital during the start-up of our operations.
Cash Flow from Investing Activities. Net cash flow used in investing activities for the year ended September 30, 2008 totaled $253,908, of which $1,044,817 was comprised of sales tax refund payments related to our purchase of equipment for our plant and $22,481 used for capital expenditures for minor improvements to our plant for efficiency and upgrade purposes. The tax refund payments were made pursuant to the IDED’s High Quality Job Creation Program under which we were eligible for certain tax incentives, including refunds of sales tax paid in connection with the construction of our biodiesel plant.
Cash Flow from Financing Activities. Net cash used in financing activities for the year ended September 30, 2008 totaled $297,215, which was the result of proceeds and payments on our long-term debt financing.
Short-Term and Long-Term Debt Sources
In October 2006, we closed on our $34,715,000 debt financing with Bankfirst. The financing with Bankfirst provided for a $29,715,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. Our construction loan converted to a term loan in February 2008. Starting on February 1, 2008 and on the 1st day of each month thereafter, 59 monthly payments of principal and interest (which is prime plus 0.75%) is due and payable through and including January 1, 2013. Payments are calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013.
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
In addition, we have a $5,000,000 revolving line of credit with Bankfirst. This loan provides for the same interest options as under the term loan. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016 at which time any outstanding balance shall be due and payable in full. The note requires interest payments based on unpaid principal. The interest options are the same as those under the term loan.
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of the date of this report, we have timely paid all of our monthly payments under the loan. We are currently not in compliance with the current liabilities covenant because our term loan is listed as a current liability. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and GAAP requires long term debt to be listed as a current liability when a company has a going concern disclosure. Our bank will not begin testing under several of the covenants until February 2009. If our financial condition does not improve as anticipated, which may not occur given our historical performance and anticipated seasonal lack of demand for biodiesel, we will likely be in violation of several of our covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.

Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable and the $300,000 principal amount does not bear interest. The balance at September 30, 2008 was $185,000.
In addition, on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five years and we will make our first payment under this loan in December 2008. The balance at September 30, 2008 was $132,000.
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
Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soy oil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, animal fats and natural gas, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of September 30, 2008, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as an asset on our balance sheet in the amount of $65,141. We recognized a net loss of $1,636,163 during the year ended September 30, 2008, which consisted of a realized loss of $2,211,551 and an unrealized gain of $575,388. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Iowa Renewable Energy, LLC
We have audited the balance sheets of Iowa Renewable Energy, LLC as of September 30, 2008 and 2007, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iowa Renewable Energy, LLC as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
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
We were not engaged to examine management’s assessment of the effectiveness of Iowa Renewable Energy, LLC’s internal control over financial reporting as of September 30, 2008 included in Item 8AT of the 10-KSB and, accordingly, do not express an opinion thereon.
/s/ McGladrey & Pullen LLP
Davenport, Iowa
December 22, 2008

Iowa Renewable Energy, LLC
Balance Sheets
September 30, 2008 and 2007

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$189,474	$725,522
Due from broker	82,182	1,337,860
Accounts receivable	4,469,451	5,614,315
Derivative financial instruments	65,141	—
Federal incentive receivable	747,741	822,228
Inventory	5,580,906	3,815,722
Prepaids and other assets	43,631	37,032

	11,178,526	12,352,679

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,673,235	41,464,111
Office building, furniture and fixtures	572,632	572,665
Equipment and vehicles	226,424	226,424

	41,892,291	42,683,200
Accumulated depreciation	(3,313,970)	(663,962)

	38,578,321	42,019,238

Other Assets:
Cash, restricted by loan agreement	1,044,817	—
Financing costs, net	440,790	542,513

	1,485,607	542,513

	$51,242,454	$54,914,430

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$33,345,343	$33,342,558
Accounts payable and accrued expenses	2,295,121	1,374,711
Derivative financial instruments	—	510,247
Construction payable, including retainage 2008 none; 2007 $300,000	—	300,000

Total current liabilities	35,640,464	35,527,516

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding 2008 26,331; 2007 26,331	23,165,422	23,165,422
Accumulated (deficit)	(7,563,432)	(3,778,508)

	15,601,990	19,386,914

	$51,242,454	$54,914,430

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Operations
Years Ended September 30, 2008 and 2007

	2008	2007
Revenues:
Sales	$60,328,566	$14,770,787
Federal incentives	6,806,658	1,672,653

	67,135,224	16,443,440

Cost of sales	67,000,778	18,231,147

Gross profit (loss)	134,446	(1,787,707)

Operating expenses:
General and administrative	1,691,356	660,796
Depreciation	38,000	9,500

	1,729,356	670,296

(Loss) before other income (expense)	(1,594,910)	(2,458,003)

Other income (expense):
Interest income	91,762	229,859
Interest expense	(2,281,776)	(716,470)

Net (loss)	$(3,784,924)	$(2,944,614)

Weighted average units outstanding	26,331	26,241

Net (loss) per unit — basic and diluted	$(143.74)	$(112.21)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Changes in Members’ Equity
Years Ended September 30, 2008 and 2007

		Member	Accumulated	Total Members’
	Member Units	Contributions	Deficit	Equity

Balance, September 30, 2006	25,231	$22,615,422	$(833,894)	$21,781,528
Exercise of unit options	1,100	550,000	—	550,000
Net (loss)	—	—	(2,944,614)	(2,944,614)

Balance, September 30, 2007	26,331	23,165,422	(3,778,508)	19,386,914
Net (loss)	—	—	(3,784,924)	(3,784,924)

Balance, September 30, 2008	26,331	$23,165,422	$(7,563,432)	$15,601,990

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Cash Flows
Years Ended September 30, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities:
Net (loss)	$(3,784,924)	$(2,944,614)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	2,650,008	662,502
Amortization	101,723	25,432
Unrealized (gain) loss on derivative financial instruments	(575,388)	510,247
Change in working capital components:
(Increase) decrease in due from broker	1,255,678	(1,337,860)
(Increase) decrease in accounts receivable	1,219,351	(6,436,543)
(Increase) in inventory	(1,765,184)	(3,815,722)
(Increase) in prepaids and other assets	(6,599)	(37,032)
Increase in accounts payable and accrued expenses	920,410	1,364,366

Net cash provided by (used in) operating activities	15,075	(12,009,224)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(22,481)	(30,942,594)
Sales tax and utility refund from construction of property and equipment	813,390	—
(Increase) decrease in cash restricted	(1,044,817)	10,263,792

Net cash used in investing activities	(253,908)	(20,678,802)

Cash Flows from Financing Activities:
Issuance of membership units, an exercise of unit options	—	550,000
Payments for financing costs	—	(552,515)
Proceeds from long-term borrowings	1,717,442	32,997,558
Payment on long-term borrowings	(2,014,657)	(55,000)

Net cash provided by (used in) financing activities	(297,215)	32,940,043

Net increase (decrease) in cash and cash equivalents	(536,048)	252,017

Cash and cash equivalents:
Beginning	725,522	473,505

Ending	$189,474	$725,522

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$2,287,429	$443,754

Supplemental Disclosure of Noncash Operating and Financing Activities:
Construction in progress included in accounts payable	$—	$300,000
Amortized financing costs included in construction in process	—	67,815
See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Notes to Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
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
Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance at September 30, 2008 or 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at September 30, 2008 or 2007
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of September 30, 2008 and 2007:

	2008	2007
Raw material	$2,695,569	$469,649
Finished goods	2,885,337	3,346,073

	$5,580,906	$3,815,722

Iowa Renewable Energy, LLC
Notes to Financial Statements
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
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. During the year ended September 30, 2007 the Company had capitalized $559,715 of interest and financing costs in construction in process. No amounts were capitalized during the year ended September 30, 2008 as construction was complete.
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
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The Company recognized a net loss of $1,636,163 during the year ended September 30, 2008 which consisted of a realized loss of $2,211,551 and an unrealized gain of $575,388. During the year ended September 30, 2007, the Company recognized a net loss of $524,827 which consisted of a realized loss of $14,580 and an unrealized loss of $510,247.
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

Iowa Renewable Energy, LLC
Notes to Financial Statements
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the years ended September 30, 2008 and 2007 is as follows:

Cost of Revenue/Sales	2008 Dollars	2008 Percentage	2007 Dollars	2007 Percentage

Input costs (soy oil, chemicals, etc.)	$58,780,600	87.73%	$15,809,583	86.72%
Plant wages and salaries	824,139	1.23	398,868	2.19
Utilities and waste disposal	1,847,708	2.76	318,185	1.75
Fees-marketing, sales, procurement	253,547	0.38	79,182	0.43
Loss on derivative financial instruments	1,636,163	2.44	524,827	2.88
Depreciation	2,612,008	3.90	653,002	3.58
Maint., supplies and other expenses	1,046,613	1.56	447,500	2.45

Total cost of revenue/sales	$67,000,778	100.00	$18,231,147	100.00

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
Effective October 1, 2007, the Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis. SFAS No. 157 establishes a framework for measuring fair value and requires enhanced disclosures about assets and liabilities carried at fair value.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as commodity derivative contracts listed on the Chicago Board of Trade.
Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.
Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Iowa Renewable Energy, LLC
Notes to Financial Statements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Quoted	Significant
	Total Carrying	prices in	other	Significant
	Value at	active	observable	unobservable
	September 30,	markets	inputs	inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative financial instruments assets	$65,141	$65,141	$—	$—
The Company enters into various commodity derivative instruments, including forward contracts, futures, options and swaps. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which the Company transacts. When quoted prices for identical instruments are not available, the Company uses forward price curves derived from market price quotations. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain inputs are generally readily obtainable for the applicable term of the Company’s outstanding commodity derivative instruments and, therefore, the Company’s forward price curves for those locations and periods reflect observable market quotes.
Reclassifications: Certain amounts in prior year financial statements have been reclassified, with no effect on net income or members’ equity, to conform to current period presentations.
Note 2. Major Customer and Related Party
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Sales to REG for the years ended September 30, 2008 and 2007 were approximately $60.3 million and $14.8 million, respectively. Related accounts receivable from REG as of September 30, 2008 and 2007 were approximately $4.5 million and $5.6 million, respectively.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feedstocks and chemical inputs necessary for production and to manage operations.
These marketing, procurement and management agreements will expire on July 31, 2010; however, the agreement will renew annually unless terminated by either party upon one year’s prior written notice. Total fees expensed under the agreement for the years ended September 30, 2008 and 2007 were $923,687 and $300,891, respectively.
Note 3. Members’ Equity
The Company was formed on April 14, 2005 to have a perpetual life. The Company has one class of membership unit with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members in proportion to units held.

Iowa Renewable Energy, LLC
Notes to Financial Statements
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
Note 4. Long-Term Debt
Long-term debt consists of the following as of September 30, 2008 and 2007:

	2008	2007
Note payable to Marshall Bank Group for construction loan (A)	$32,760,343	$32,997,558
Note payable to the Iowa Department of Economic Development (B)	285,000	345,000
Note payable to the Iowa Department of Transportation (C)	300,000	—

	$33,345,343	$33,342,558

Due to the liquidity issues addressed in Note 8, the debt has been classified as current.

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” The note bears interest at prime plus .75% (5.25% as of September 30, 2008 and 8.50% as of September 30, 2007) and is due in monthly principal and interest payments of $373,000. The Company was in violation of the debt covenants at September 30, 2008 (See Note 8).

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

Iowa Renewable Energy, LLC
Notes to Financial Statements

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of September 30, 2008 and 2007 of $185,000 and $245,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.

The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two-year period starting with the date of noncompliance, including interest at 6%.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at September 30, 2008 was $132,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial instrument debt. The $168,000 grant is forgivable upon completion of the loan agreement.

Cash payments for long-term debt are as follows:

Year ending September 30:
2009	$3,102,000
2010	3,064,000
2011	3,225,000
2012	3,340,000
2013	20,614,000

$33,345,000

Note 5. Lease Commitments and Other Contingencies
The Company leases a copier under a long-term operating lease that will expire in December 2010. The lease originally called for monthly payments of $187 plus applicable taxes. In September 2007 the existing copier was upgraded to copy, fax, scan and network printer and the lease increased to $275 per month plus applicable taxes. Beginning January, 2007 the Company began paying office lease expense at a rate of $450 per month. The office lease was month-to-month and was terminated at the end of May 2007 when the administrative office moved to the plant site. In July 2007, the Company started leasing a forklift on a month-to-month basis for $901 per month. In November 2007 the Company started leasing a bobcat under a one-year operating lease agreement for $1,475 per month plus applicable taxes. The lease expires in October 2008.

Year ending September 30:
2009	$4,882
2010	3,304
2011	1,377

$9,563

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

Iowa Renewable Energy, LLC
Notes to Financial Statements
Note 6. Related Party Transactions
On August 13, 2005, the Company entered into a consulting agreement with an entity related through common ownership for assistance with project development services. The contract ran through the earlier of August 1, 2006 or 30 days after financial close. The contract provided a fee of $75,000 to be paid in monthly installments of $12,500 and 500 membership units. The consulting fees under this agreement were none and $312,500 during the years ended September 30, 2008 and 2007, respectively. No additional consulting fees were required under the agreement in the years ended September 30, 2008 and 2007.
On May 2, 2006, the Company entered into an agreement with REG, for construction of the biodiesel plant for $39,445,500 due in monthly progress payments. Including change orders, the contract now totals approximately $40,665,000. The agreement provides for a 5% retainage to be withheld from each invoice. The retainage is carried in a construction payable account. At September 30, 2007 a balance of $300,000 is recorded in construction payable. As of September 30, 2008 the construction was complete and paid in full.
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
Note 7. Pending Accounting Pronouncement
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The provisions of this statement are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As of September 30, 2008, management believes that SFAS No. 161 will not have a material effect on the financial position, results of operations and cash flows for the Company.
Note 8. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2008, the Company has generated accumulated losses of $7,563,432, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company’s lender currently contains a covenant that requires a minimum ratio of current assets to current liabilities (working capital ratio) and beginning in February 2009 additional covenants will become effective that will require minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with the working capital ratio covenant at September 30, 2008 and it is projected that the Company will fail to comply with one or more of the loan covenants throughout fiscal 2009. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s noncompliance with any one or more of the loan covenants. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may pursue strategies that could include issuing additional membership units through one or more private placements, or to solicit a sale or merger of the Company with other strategic partners. However, there is no assurance that the Company would be able to raise the desired capital. Finally the Company could elect to reduce its production capacity through the remaining winter months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
McGladrey & Pullen, LLP is our independent registered public accounting firm at the present time. The Company has had no disagreements with its auditors.
ITEM 8A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our chief executive officer (the principal executive officer), Michel Bohannan, along with our chief financial officer (the principal financial officer), Todd Willson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Our management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2008, our integrated controls over financial reporting were not effective because of the material weakness discussed below.
Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified a material weakness with respect to a deficiency in the operation of our controls, such that our internal control over financial reporting does not operate as designed or the person performing the control does not possess the necessary authority or competency to perform the control effectively. We did not have a full-time chief financial officer as of the close of fiscal year 2008 and our current chief financial officer started only after we needed to begin our closing process for fiscal year 2008. Thus, we had several adjustments to our financial statements during the period covered by this report which impacted our closing process and delayed the preparation of our financial statements, including all required disclosures. In addition to this material weakness, we noted significant deficiencies in our lack of segregation of duties, due to one person being primarily responsible for all of our accounting activities. We are compensating for this deficiency by close supervision and review by our board of directors.

A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.
We have taken the following steps to remediate the material weakness related to the operation of our controls:
•	We now have a full-time chief financial officer in place; and

•	We have hired external assistance with our financial reporting.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
Our management, consisting our chief executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year. This proxy statement is referred to in this report as the 2009 Proxy Statement.
ITEM 10. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to the 2009 Proxy Statement.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by this Item is incorporated by reference to the 2009 Proxy Statement.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

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
The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date: December 22, 2008	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: December 22, 2008	/s/ Todd Willson Todd Willson
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2008	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: December 22, 2008	/s/ Mark Cobb Mark Cobb
Vice Chairman and Director

Date: December 22, 2008	/s/ Dick Gallagher Dick Gallagher Secretary and Director

Date: December 22, 2008	/s/ Warren L. Bush Warren L. Bush, Director

Date: December 22, 2008	/s/ William J. Horan
William J. Horan, Director

Date: December 22, 2008	/s/ Edwin J. Hershberger Edwin J. Hershberger, Director

Date: December 22, 2008	/s/ John Heisdorffer John Heisdorffer, Director

Date: December 22, 2008	/s/ William J. Pim William J. Pim, Director