Form 10-Q
period 2008-12-31
Iowa Renewable Energy, LLC
filed 2009-02-17
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended December 31, 2008
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-52428
IOWA RENEWABLE ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-3386000 (I.R.S. Employer Identification No.)
1701 East 7th Street, P.O. Box 2, Washington, Iowa 52353
(Address of principal executive offices)
(319) 653-2890
(Issuer’s telephone number)
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of February 17, 2009, there were 26,331 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets
December 31, 2008 and September 30, 2008

	December 31,	September 30,
	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$1,614,895	$189,474
Due from broker	733,649	82,182
Accounts receivable	1,710,311	4,469,451
Derivative financial instruments	—	65,141
Federal incentive receivable	908,876	747,741
Inventory	2,663,340	5,580,906
Prepaids and other assets	34,147	43,631

	7,665,218	11,178,526

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,717,902	40,673,235
Office building, furniture and fixtures	572,632	572,632
Equipment and vehicles	240,241	226,424

	41,950,775	41,892,291
Accumulated depreciation	(3,976,472)	(3,313,970)

	37,974,303	38,578,321

Other Assets:
Cash, restricted by loan agreement	1,444,265	1,044,817
Financing costs, net	415,359	440,790

	1,859,624	1,485,607

	$47,499,145	$51,242,454

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$32,369,566	$33,345,343
Accounts payable and accrued expenses	832,818	2,295,121
Derivative financial instruments	11,520	—

Total current liabilities	33,213,904	35,640,464

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding December 31, 2008 and September 30, 2008 26,331	23,165,422	23,165,422
Accumulated (deficit)	(8,880,181)	(7,563,432)

	14,285,241	15,601,990

	$47,499,145	$51,242,454

See Notes to Financial Statements.

Iowa Renewable Energy, LLC

Unaudited Statements of Operations

	Three Months Ended
	December 31,	December 31,
	2008	2007
Revenues:
Sales	$9,901,695	$11,310,609
Federal incentives	1,386,287	1,593,806

	11,287,982	12,904,415

Cost of sales	11,771,075	13,625,269

Gross (loss)	(483,093)	(720,854)

Operating expenses:
General and administrative	456,597	417,273
Depreciation	9,500	9,500

	466,097	426,773

(Loss) before other income (expense)	(949,190)	(1,147,627)

Other income (expense):
Interest income	13,099	27,024
Interest expense	(380,658)	(733,282)

Net (loss)	$(1,316,749)	$(1,853,885)

Weighted average units outstanding	$26,331	$26,331

Net (loss) per unit — basic and diluted	$(50.01)	$(70.41)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC

Unaudited Statements of Cash Flows

	Three Months Ended
	December 31,	December 31,
	2008	2007
Cash Flows from Operating Activities:
Net (loss)	$(1,316,749)	$(1,853,885)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	662,502	662,502
Amortization	25,431	25,431
Unrealized loss on derivative financial instruments	76,661	1,567,813
Change in working capital components:
(Increase) in due from broker	(651,467)	(1,379,128)
Decrease in accounts receivable	2,598,005	1,829,436
Decrease in inventory	2,917,566	137,965
(Increase) decrease in prepaids and other assets	9,484	(527,085)
(Decrease) in accounts payable and accrued expenses	(1,462,303)	(506,610)

Net cash provided by (used in) operating activities	2,859,130	(43,561)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(58,484)	—
Sales tax and utility refund from construction of property and equipment	—	813,455
(Increase) in cash restricted	(399,448)	—

Net cash provided by (used in) investing activities	(457,932)	813,455

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	1,020,620
Payment on long-term borrowings	(975,777)	(10,000)

Net cash provided by (used in) financing activities	(975,777)	1,010,620

Net increase in cash and cash equivalents	1,425,421	1,780,514

Cash and cash equivalents:
Beginning	189,474	725,522

Ending	$1,614,895	$2,506,036

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$391,874	$690,110

Supplemental Disclosures of Noncash Operating and Financing Activities, Construction in process included in accounts payable	—	300,000
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
Basis of presentation:
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of December 31, 2008:

Raw material	$1,357,068
Finished goods	1,306,272

$2,663,340

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
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three month periods ended December 31, 2008 and 2007.

	Three Months Ended
	December 31,	December 31,
	2008	2007

Realized (gain) loss	$(610,248)	$236,072
Change in unrealized loss	76,661	1,567,813

Net (gain) loss	$(533,587)	$1,803,885

Financing costs: Deferred financing costs are being amortized using the effective interest method over the 6-year term of the debt agreements.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three month periods ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31,
	2008		2007
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$10,564,507	89.75%	$10,408,209	76.39%
Plant wages and salaries	196,477	1.67	220,513	1.62
Utilities and waste disposal	377,747	3.21	249,112	1.83
Fees-procurement, operation mgmt	48,784	0.41	185,513	1.36
(Gain) loss on derivative financial instruments	(533,587)	(4.53)	1,803,885	13.24
Depreciation	653,002	5.55	653,002	4.79
Maintenance, supplies and other expenses	464,145	3.94	105,035	0.77

Total cost of sales	$11,771,075	100.00%	$13,625,269	100.00%

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
Note 2. Major Customer
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three ended December 31, 2008 and 2007 were approximately $9.9 million and $11.3 million, respectively. Related accounts receivable from REG as of December 31, 2008 were approximately $1.7 million.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feed stocks and chemicals necessary for production and manage operations.
These marketing, procurement and management agreements will expire on July 31, 2010; however, the agreement will renew annually unless terminated by either party upon one year’s prior written notice. Total management fees expensed under the agreement for the three month periods ended December 31, 2008 and 2007 were $185,465 and $185,513 respectively.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note 3. Long-Term Debt
Long-term debt consists of the following as of December 31, 2008:

Note payable to Marshall Bank Group for term loan (A)	$31,814,135
Note payable to the Iowa Department of Economic Development (B)	270,000
Note payable to the Iowa Department of Transportation (C)	285,431

$32,369,566

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction the loan converted to a “senior debt instrument.” The note bears variable interest at prime plus 0.75% ( 4.0% as of December 31, 2008) and is due in monthly principal and interest payments of $373,000.

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
(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of December 31, 2008 of $270,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.

The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two year period starting with the date of noncompliance, including interest at 6%.
(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of December 31, 2008 of $117,431. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.

As discussed in Note 5 below, the Company was in violation of certain of its debt covenants as of December 31, 2008 which have not been waived and as a result the long-term debt has been reclassified as a current liability.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note 4. Contingencies
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
Note 5. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2008, the Company has generated accumulated losses of $8,880,181 has experienced significant increases in its input costs and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender currently contains a covenant that requires a minimum ratio for current assets to current liabilities (working capital ratio) and beginning in February 2009 additional covenants will become effective that will require minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with the working capital ratio covenant at December 31, 2008 and it is projected that the Company may fail to comply with one or more of the loan covenants throughout fiscal 2009. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s noncompliance with any one or more of the loan covenants. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may pursue strategies that could include the issuance of additional membership units through one or more private placements or to solicit a sale or merger of the Company with other strategic partners. However, there is no assurance that the Company would be able to raise the desired capital. REG is currently in discussions with a lender to factor their receivables for sales contacts requiring longer payment terms. If REG’s factoring agreement is completed and they in turn pass the funds through to the Company the timing of the overall cash flow will improve, reducing the Company’s liquidity issues. However, the factoring agreement between REG and the lender has not been finalized and an agreement may not be reached. Finally, the Company expects to operate the biodiesel plant at approximately 50-70% of its production capacity over the next 12 months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s sales demand, cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else.

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
Changes in the price and market for biodiesel and its co-products, such as glycerin;
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
Overview
Our plant is complete. We began producing biodiesel on July 10, 2007. After having our biodiesel independently tested to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the first quarter of fiscal year 2009, we operated our plant at approximately 43% of our plant’s capacity.
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
From October 1, 2008 through December 31, 2008 we produced approximately 3,253,774 gallons of biodiesel. We anticipate we will continue to experience low demand during our second quarter in fiscal year 2009 and our ability to operate depends upon many factors outside of our control, such as the demand for biodiesel, price for biodiesel and cost of feedstock. If demand for biodiesel remains at its current low levels, or drops further, we may operate at lower levels. We anticipate that demand for our biodiesel will increase with warmer weather and believe we will be able to operate at higher operation levels beginning in our third quarter of fiscal year 2009. We do not, however, anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that REG can obtain contracts for the same amount of biodiesel that we produced during our fiscal year 2008, then we may operate at a lower production rate in fiscal year 2009. In addition, we have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during our fiscal year 2009, then we will likely operate our plant at lower levels than we did during our fiscal year 2008.

On February 1, 2008, our debt financing loan converted from a construction loan to a term loan, which requires monthly principal and interest payments of approximately $373,000. As of the date of this report, we have timely paid all of our monthly payments under the loan. Note 5 to the accompanying financial statements assumes that we will continue as a going concern. Through December 31, 2008, the Company has generated accumulated losses of $8,880,181 has experienced significant increases in its input costs and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender currently contains a covenant that requires a minimum ratio for current assets to current liabilities (working capital ratio) and beginning in February 2009 additional covenants will become effective that will require minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with the working capital ratio covenant at December 31, 2008 and it is projected that the Company may fail to comply with one or more of the loan covenants throughout fiscal 2009. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
Results of Operations for the Three Months Ended December 31, 2008 and 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		Three Months Ended December 31,
	2008		2007
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$11,287,982	100.00%	$12,904,415	100.00%

Cost of Goods Sold	11,771,075	104.28%	13,625,269	105.59%

Gross (Loss)	(483,093)	(4.28%)	(720,854)	(5.59%)

Operating Expenses	466,097	4.13%	426,773	3.31%

Operating (Loss)	(949,190)	(8.41%)	(1,147,627)	(8.89%)

Interest Income	13,099	0.12%	27,024	0.21%

Interest Expense	(380,658)	(3.37%)	(733,282)	(5.68%)

Net (Loss)	(1,316,749)	(11.67%)	(1,853,885)	(14.37%)
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstock used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Biodiesel prices and feedstock costs have decreased from the record highs reached in the summer of 2008; however, we expect that biodiesel prices and feedstock costs will remain volatile in the long-term.

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Three Months Ended December 31,
	2008		2007
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$10,964,425	97%	$12,590,160	98%
Glycerin Sales	$255,851	2%	$295,672	2%
Fatty Acid and Soapstock Sales	$67,706	1%	18,583	0%

	$11,287,982	100%	$12,904,415	100%

Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from sales for the three months ended December 31, 2008 totaled $11,287,982 compared with $12,904,415 for the three months ended December 31, 2007. Included within our total revenues for the three months ended December 31, 2008 and 2007 are $1,386,287 and $1,593,806, respectively, in incentives we received, or which were receivable, from certain federal government incentive programs for the sale of biodiesel.
Total revenues were lower for the three months ended December 31, 2008 compared to the same period in 2007 due to a significant decrease in biodiesel demand. This decrease in biodiesel demand has affected the biodiesel industry throughout the past several quarters, which is likely attributable to the United States’ current economic recession, the U.S. credit crisis, and the unfavorable economic conditions that are prevailing across the globe generally. Our biodiesel sale prices during the quarter ended December 31, 2008 were lower than the biodiesel prices we experienced in the same period in 2007. The average biodiesel sale price we received for the quarter ended December 31, 2008 was approximately 9% lower than our average biodiesel sale price for the comparable period in 2007. We also sold 13% less pounds of glycerin for the three months ended December 31, 2008 as compared to the same period ended December 31, 2007. We sold 73% more fatty acids and soapstock during the period ended December 31, 2008 than we did in the comparable period in 2007. We sold our glycerin and fatty acids during the period ended December 31, 2008 at prices that averaged approximately 11% less than we did during the same period in 2007. Our percentage of revenues from biodiesel, glycerin, fatty acids and soapstock sales have remained relatively constant from the period ended December 31, 2007 to the period ended December 31, 2008.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel prices reached record highs in the summer of 2008, but quickly dropped thereafter, as the U.S. economic downturn and credit crisis worsened and oil prices plummeted. According to the Energy Information Administration, the average retail price for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 per gallon in July 2008, but dropped to a price of approximately $2.25 per gallon as of February 2, 2009, which is the lowest price experienced in over two years. Biodiesel sales prices have followed a similar trend. Despite this significant drop in diesel fuel prices, diesel fuel prices per gallon nonetheless remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $2.70 to $3.05 per gallon for the week of February 13, 2009, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of February 9, 2009 averaged approximately $2.17 per gallon, which is significantly lower than the price per gallon for B100 biodiesel before the tax credit. The premium of biodiesel sales prices over diesel sales prices could cause a reduction in the demand for biodiesel. We also expect that the current U.S. economic recession and the other unfavorable prevailing global economic conditions may depress both diesel and biodiesel sales prices in the short term. Management expects that biodiesel sales prices will remain lower in the short-term as compared to the record high biodiesel sales prices experienced in 2007. However, due to the volatility of global economic conditions and commodities markets, it is uncertain whether long-term biodiesel prices will continue to decrease or whether they will rebound to higher prices experienced in 2007. Management also expects that any further drop in biodiesel prices without a corresponding decrease in the cost of feedstock and other inputs will cause the profit margin on each gallon of biodiesel produced to shrink, which could result in significant losses.

Based on historical trends, Management anticipates that seasonal demand for biodiesel will remain low throughout the remainder of the winter months when blenders have typically decreased their biodiesel blend percentages due to cold flow concerns. Beginning in January 2009, the Renewable Fuel Standard (“RFS”) will require that 500 million gallons of biomass-based diesel, including biodiesel, be blended into the national fuel pool, increasing to 1 billion gallons by 2012; however, the EPA has announced a delay in implementing the 2009 mandate. Accordingly, at this time it is unclear what impact, if any, the RFS will have on biodiesel demand. Management expects that decreased demand could cause downward pressure on biodiesel sale prices. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are high, causing our profit margins to decrease.
Management also believes that the current U.S. economic recession, the global economic downturn and the recent financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of a $700 billion bailout plan may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets tumbled as a result of the economic turmoil experienced over the past six months, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future. Decreased biodiesel demand is expected to place downward pressure on biodiesel sales prices. If our customers begin to default on purchase contracts in the future due to the recession, such defaults could materially affect our revenues and could exacerbate our current liquidity problems, as we are currently relying primarily on incoming cash from our biodiesel sales to cover feedstock costs and operating expenses associated with future biodiesel production. We also do not currently have significant biodiesel purchase contracts lined up for the second quarter of fiscal year 2009. If demand for biodiesel continues to decline, we may be forced to temporarily or permanently cease operations and our members could lose some or all of their investment.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of September 29, 2008 (the most recent date for which data is available) was about 2.61 billion gallons per year. It also estimates that plants under construction and expansion as of September 29, 2008 could add another 850 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.46 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 450 million gallons of biodiesel were produced in 2007. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand, which has been depressed due to the economic turmoil that has been affecting the U.S. economy. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
We also expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”), and the Renewable Fuels Standard (“RFS”), as recently amended by the Energy Independence and Security Act of 2007 (the “Energy Independence Act”). The VEETC creates a tax credit of $1.00 per gallon of biodiesel blended with petroleum diesel, but is set to expire on December 31, 2009. The amended RFS requires the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further requires at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by the RFS, as amended by the Energy Independence Act. It is already estimated that national biodiesel production capacity far exceeds the 2012 biodiesel and biomass-based diesel use RFS mandate. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS, as amended by the Energy Independence Act. We also anticipate that the majority of the renewable fuels utilized to satisfy the expanded RFS created by the Energy Independence Act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

Cost of Goods Sold
The primary components of cost of goods sold from the production of biodiesel are raw materials (soybean oil, animal fats, corn oil, methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment. Our business is sensitive to feedstock costs. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Any fluctuation in the price of feedstock will alter the return on investment that our members receive. Changes in the price or supply of feedstock are subject to and determined by market forces and other factors over which we have no control, such as crop production, carryout, exports, government policies and programs, and weather. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits.
Cost of goods sold for our products for the quarter ended December 31, 2008 was $11,771,075, which is down slightly from $13,625,269 for the three months ended December 31, 2007. This decrease is largely due to a favorable gain on our derivative instruments. As a percentage of revenues, our cost of goods sold remained relatively constant, at 104.28% for the period ended December 31, 2008 compared to 105.59% for the same period in 2007. Average soybean oil costs for the three months ended December 31, 2008 were approximately 11% lower than soybean oil costs for the same period in 2007. Animal fat costs for the three months ended December 31, 2008 were approximately 21% lower than animal fat costs for the same period in 2007.
We have attempted, and will continue to attempt, to utilize less costly feedstock alternatives to soybean oil to the greatest extent possible in order to return the greatest profit margins possible on our biodiesel sales. This strategy is evidenced by the shift in soybean oil usage for the period ended December 31, 2007 to the same period in 2008. During the three months ended December 31, 2008 approximately 65% of our biodiesel was produced from animal fat, compared to 6 % during the same period in 2007.
In previous periods we have also utilized corn oil as a feedstock, however, we did not use any corn oil to produce our biodiesel for the 3 months ended December 31, 2008 or 2007.
Soybean oil prices have been extremely volatile over the last year, reaching a peak in the summer of 2008 and plummeting thereafter. The USDA National Weekly Ag Energy Round-Up Report indicates that as of January 30, 2009, crude soybean oil prices in Iowa have dropped to approximately 28.87 — 30.37 cents per pound from the price of 49.72 — 51.97 cents per pound for the same week a year ago. Accordingly, based on recent trends, Management expects that cost of goods sold on the basis of a per-gallon of biodiesel produced from soybean oil may decrease or stay the same for the second quarter of the 2009 fiscal year. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market.
Soybean oil is a co-product of processing, or “crushing,” soybeans. Soybean meal is primarily used as protein meal for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies: Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies crush soybeans based upon demand for livestock feed and they will likely not increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market.

Although animal fat prices are not currently as high as soybean oil prices, animal fat prices have nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. According to the USDA’s February 2009 Oil Crop Outlook report, lard and edible tallow prices for January 2009 were 25.36 cents and 23.36 cents per pound, respectively, down from the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Based on these trends, Management anticipates that the cost of animal fat feedstock may decrease for the second quarter of fiscal year 2009, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold. However, Management expects that prices may remain volatile throughout fiscal year 2009, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
Increased demand for soybean oil and animal fats from increased biodiesel production or other changes in demand could keep soybean oil and animal fat prices higher than currently anticipated. According to the National Biodiesel Board, as of September 29, 2008 (the most recent date for which data is available) dedicated U.S. biodiesel production capacity is approximately 2.61 billion gallons per year. Plants planned or under construction could add approximately 850 million gallons per year of capacity for a total annual production capacity of 3.46 billion gallons. The primary feedstock utilized by U.S. biodiesel plants continues to be soybean oil; however, many plants have the capability to use multiple feedstocks. As the demand for soybean oil and animal fats continues to increase, upward pressure is placed on such commodities and the price we pay for soybean oil and animal fats increases. Accordingly, additional increases in the price of soybean oil, animal fats, or other inputs could have a negative impact on our cost of goods sold.
We experienced a $533,587 gain during the three months ended December 31, 2008 related to our derivative instruments. For the three months ended December 31, 2007 we had a net loss of $1,803,885 related to our derivative instruments. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. We enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. Because of the way we report our derivatives for accounting purposes, the fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. For more information on how we record our derivative instruments, see “Liquidity and Capital Resources — Commodity Price Risk Protection” below. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses remained fairly constant at $466,097 for the three months ended December 31, 2008 compared to $426,773 for the same period in 2007. We expect that our operating expenses for the second quarter of fiscal year 2009 will remain fairly consistent if plant production levels remain consistent.
Other Income (Expenses)
Our other income and expenses for the three months ended December 31, 2008 was interest expense of $380,658 and interest income of $13,099.
Our interest income remained constant at 0.12% of our revenues for the three months ended December 31, 2008 compared to 0.21% for the same period during 2007. We experienced a slight decrease in interest expense, as a percentage of our revenues, from 3.37% of our revenues for the three months ended December 31, 2008 compared to 5.68% for the same period in 2007. This decrease was due to a reduction in the average interest rate paid on our bank debt and a reduction in the average loan balance outstanding.

Changes in Financial Condition
The following table highlights the changes in our financial condition:

	December 31,	September 30,
	2008	2008
Current Assets	$7,665,218	$11,178,526
Total Assets	$47,499,145	$51,242,454
Current Liabilities	$33,213,904	$35,640,464
Members’ Equity	$14,285,241	$15,601,990
Current Assets. Current assets totaled $7,665,218 at December 31, 2008 down from $11,178,526 at September 30, 2008. The decrease during this period is in part due to lower inventory levels and reduced accounts receivables from the reduction in production caused by the decrease in demand for biodiesel.
Current Liabilities. Total current liabilities totaled $33,213,904 at December 31, 2008, down from $35,640,464 at September 30, 2008. The decrease of $2,426,560 during this period resulted from reduced accounts payables and accrued expenses from the decrease in production discussed above and the reduction to our oustanding debt. Due to the going concern opinion contained in Note 5 to the financial statements, all long-term debt has been classified as current.
Members’ Equity. Members’ contributions for December 31, 2008 and September 30, 2008, were each $23,165,422. Total members’ equity as of December 31, 2008 was $14,285,241, down from $15,601,990 as of September 30, 2008. The decrease in total members’ equity is a result of a deficit realized of $8,880,181 during the period ended December 31, 2008 compared to a deficit of $7,563,432 for the period ended December 31, 2007.
Liquidity and Capital Resources
Cash Flow from Operating Activities. Net cash flow provided by operating activities for the three months ended December 31, 2008 totaled $2,859,130. This was the result of reductions in our working capital requirements due to the decrease in production. For the three months ended December 31, 2007 we used $43,561 in cash provided by operating activities.
Cash Flow used in Investing Activities. Net cash flow used in investing activities for the three months ended December 31, 2008 totaled $457,932, which was related to purchases of equipment and an increase in restricted cash. For the three months ended December 31, 2007 we had $813,455 in cash provided by investing activities.
Cash Flow used in Financing Activities. Net cash used in financing activities for the three months ended December 31, 2008 totaled $975,777, which was all a result of payments on our long-term debt. For the three months ended December 31, 2007 we had $1,010,620 in cash provided by financing activities.
Short-Term and Long-Term Debt Sources
In October 2006, we closed on our $34,715,000 debt financing with Marshall Bankfirst Corporation (Bankfirst). The financing with Bankfirst provided for a $29,715,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. Our construction loan converted to a term loan in February 2008. Starting on February 1, 2008 and on the 1st day of each month thereafter, 59 monthly payments of principal and interest (which is prime plus 0.75%) is due and payable through and including January 1, 2013. Payments are calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013.

The term loan imposes various covenants upon us which may restrict our operating flexibility. We are subject to several ratios in the term loan which may limit how we allocate our sources of funds. The term loan imposes a negative covenant on distributions which may restrict our ability to distribute earnings to our members. The term loan also requires us to obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers. Many of these ratios and covenants do not come into effect until February 2009, but we anticipate we will not be in compliance when they become effective. We are currently not in compliance with the working capital ratios covenant because as previously discussed our term loan is listed as a current liability.
Note 5 to the accompanying financial statements assumes that we will continue as a going concern. Through December 31, 2008, the Company has generated accumulated losses of $8,880,181 has experienced significant increases in its input costs and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender currently contains a covenant that requires a minimum ratio for current assets to current liabilities (working capital ratio) and beginning in February 2009 additional covenants will become effective that will require minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with the working capital ratio covenant at December 31, 2008 and it is projected that the Company may fail to comply with one or more of the loan covenants throughout fiscal 2009. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
In addition, we have a $5,000,000 revolving line of credit with Bankfirst. This loan provides for the same interest options as the term loan. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016 at which time any outstanding balance shall be due and payable in full. The note requires interest payments based on unpaid principal. The interest options are the same as those under the term loan.
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of the date of this report, we have timely paid all of our monthly payments under the loan. If our financial condition does not improve, which may not occur given our historical performance and anticipated seasonal lack of demand for biodiesel, we will be in violation of several of our covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program. One hundred thousand dollars of the loan is forgivable and the $300,000 principal amount does not bear interest. The balance at December 31, 2008 including the forgiveable portion was $270,000.
In addition, on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five years and we made our first payment under this loan in December 2008. The balance at December 31, 2008 was $285,431.

Additional Equity Capital and Debt Financing
We are currently experiencing liquidity problems and if our financial condition does not improve, which may not occur given our historical performance and anticipated seasonal lack of demand for biodiesel, we may not have sufficient cash flow for operations during the next 12 months. In order to provide adequate cash reserves sufficient to satisfy our lender, to comply with our loan covenants and financial ratios over the next 12 months, and to provide us with adequate cash to fund our operations throughout fiscal year 2009, we may need to raise additional equity capital, obtain additional short-term debt financing in the near future, or pursue a combination of these two options. To accomplish these objectives, our board of directors may consider pursuing any one or more of the following courses of action:
•	Raising equity through one or more private placement offerings or a state registered offering of the Company’s membership units;

•	Seeking additional sources of short-term debt financing and credit facilities;

•	Refinancing our current debt financing and credit facilities; or

•	Seeking strategic business opportunities, including with other biodiesel plants.
There can be no assurances that if we pursue any of the foregoing courses of action that they will be successful. Given that the United States in currently in a recession and experiencing a credit crisis, it is unlikely we will be able to obtain additional debt financing. We may consider pursuing other options in addition to those identified above.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
For the three months ended December 31, 2008 we recognized a gain of $533,587 on our derivative instruments. This is due primarily to realized and unrealized gains on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
Distribution to Unit Holders
As of December 31, 2008, the board of directors of the Company had not declared any dividends.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is not required to include this information due to its status as a smaller reporting company.
Item 4T. Controls And Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial and accounting officer), Todd Willson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are not effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission due to the material weakness discussed below.
Management’s evaluation of the effectiveness of our disclosure controls and procedures identified a material weakness with respect to a deficiency in the operation of our controls, such that our internal control over financial reporting does not operate as designed or the person performing the control does not possess the necessary authority or competency to perform the control effectively. Our current chief financial officer started working for us shortly after the close of our fiscal year 2008 and we are still in the process of training our current chief financial officer. Thus, we had several adjustments to our financial statements during the period covered by this report which impacted our closing process and delayed the preparation of our financial statements, including all required disclosures.
A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We believe the material weakness related to our disclosure controls and procedures will be remediated in the future through the external assistance we have hired to provide the necessary training, oversight and assistance to our chief financial officer.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The Company is not required to include this information due to its status as a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the three months ended December 31, 2008. None of our membership units were purchased by or on behalf of our Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our Company during the three months ended December 31, 2008.
Item 3. Defaults Upon Senior Securities.
For the period covered by this report, we were in default of the working capital ratio covenant contained in our loan agreement with Bankfirst. We are not in compliance with the working capital ratio because our term loan is listed as a current liability. Our term loan is listed as a current liability due to the bank’s ability to demand payment under the default provisions of our loan agreement. Additional loan covenants will come into effect in February 2009. We anticipate we will be in violation of several of our covenants throughout our fiscal year 2009 based on current market conditions. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender. Our failure to comply with the working capital covenant constitutes an event of default under our loan agreements, entitling our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosing on its mortgage and security interests in the collateral which secures our debt financing.
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

IOWA RENEWABLE ENERGY, LLC
Date: February 17, 2009	/s/ Michael Bohannan
Michael Bohannan
Chairman and President

Date: February 17, 2009	/s/ Todd Willson
Todd Willson
Chief Financial Officer