Form 10-Q
period 2009-03-31
Iowa Renewable Energy, LLC
filed 2009-05-15
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2009
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
(319) 653-2890
(Issuer’s telephone number)
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of May 15, 2009, there were 26,331 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
Iowa Renewable Energy, LLC
Unaudited Balance Sheets
March 31, 2009 and September 30, 2008

	March 31,	September 30,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$1,639,262	$189,474
Due from broker	768,005	82,182
Accounts receivable	522,695	4,469,451
Derivative financial instruments	—	65,141
Federal incentive receivable	325,157	747,741
Inventory	2,607,081	5,580,906
Prepaids and other assets	25,140	43,631

	5,887,340	11,178,526

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,717,683	40,673,235
Office building, furniture and fixtures	572,632	572,632
Equipment and vehicles	240,241	226,424

	41,950,556	41,892,291
Accumulated depreciation	(4,638,974)	(3,313,970)

	37,311,582	38,578,321

Other Assets:
Cash, restricted by loan agreement	1,444,265	1,044,817
Financing costs, net	389,928	440,790

	1,834,193	1,485,607

	$45,033,115	$51,242,454

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$31,617,821	$33,345,343
Accounts payable and accrued expenses	388,737	2,295,121
Derivative financial instruments	38,564	—

Total current liabilities	32,045,122	35,640,464

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding March 31, 2009 and September 30, 2008 26,331	23,165,422	23,165,422
Accumulated (deficit)	(10,177,429)	(7,563,432)

	12,987,993	15,601,990

	$45,033,115	$51,242,454

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Revenues:
Sales	$1,395,832	$9,096,075	$11,297,528	$20,406,684
Federal incentives	532,249	1,554,180	1,918,536	3,147,986

	1,928,081	10,650,255	13,216,064	23,554,670

Cost of sales	2,709,976	10,202,668	14,481,051	23,827,937

Gross profit (loss)	(781,895)	447,587	(1,264,987)	(273,267)

Operating expenses:
General and administrative	212,701	233,474	669,299	650,747
Depreciation	9,500	9,500	19,000	19,000

	222,201	242,974	688,299	669,747

(Loss) before other income (expense)	(1,004,096)	204,613	(1,953,286)	(943,014)

Other income (expense):
Interest income	8,127	26,922	21,226	53,946
Interest expense	(301,279)	(598,691)	(681,937)	(1,331,973)

Net (loss)	$(1,297,248)	$(367,156)	$(2,613,997)	$(2,221,041)

Weighted average units outstanding	$26,331	26,331	$26,331	26,331

Net (loss) per unit — basic and diluted	$(49.27)	$(13.94)	$(99.27)	$(84.35)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows
Six Months Ended March 31, 2009 and 2008

	Six Months Ended
	March 31,	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(2,613,997)	$(2,221,041)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,325,004	1,325,004
Amortization	50,862	50,862
Unrealized (gain) loss on derivative financial instruments	103,705	(686,387)
Change in working capital components:
(Increase) decrease in due from broker	(685,823)	1,079,038
Decrease in accounts receivable	4,369,340	3,228,631
(Increase) decrease in inventory	2,973,825	(2,652,113)
Decrease in prepaids and other assets	18,491	19,581
(Decrease) increase in accounts payable and accrued expenses	(1,906,384)	531,180

Net cash provided by operating activities	3,635,023	674,755

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(58,265)	(300,000)
Sales tax and utility refund from construction of property and equipment	—	813,455
(Increase) in cash restricted	(399,448)	(868,636)

Net cash (used in) investing activities	(457,713)	(355,181)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	2,017,442
Payment on long-term borrowings	(1,727,522)	(533,439)

Net cash provided by (used in) financing activities	(1,727,522)	1,484,003

Net increase in cash and cash equivalents	1,449,788	1,803,577

Cash and cash equivalents:
Beginning	189,474	725,522

Ending	$1,639,262	$2,529,099

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
Restricted cash: The Company’s loan agreement provides for custodial accounts that are held by their lender and at March 31, 2009 consisted of a $1,319,265 debt service reserve and a $125,000 capital improvements reserve.
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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of March 31, 2009:

Raw material	$1,560,770
Finished goods	1,046,311

$2,607,081

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
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three and six month periods ended March 31, 2009 and 2008:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Realized (gain) loss	$(59,340)	$1,633,166	$(669,588)	$1,869,238
Change in unrealized (gain) loss	27,044	(2,254,200)	103,705	(686,387)

Net (gain) loss	$(32,296)	$(621,034)	$(565,883)	$1,182,851

Financing costs: Deferred financing costs are being amortized using the effective interest method over the 6-year term of the debt agreements.
Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and six month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended 3/31/09		Three Months Ended 3/31/08		Six Months Ended 3/31/09		Six Months Ended 3/31/08
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$1,584,524	58.47%	$9,224,082	90.41%	$12,149,031	83.90%	$19,632,291	82.39%
Plant wages and salaries	178,391	6.58	239,370	2.35	374,868	2.59	459,883	1.93
Utilities and waste disposal	148,037	5.46	308,529	3.02	525,784	3.63	557,641	2.34
Fees-procurement, operation mgmt	8,613	0.32	154,353	1.51	57,397	0.40	339,866	1.43
Accrual for contract transfer	—	—	75,000	0.74	—	—	75,000	0.32
(Gain) loss on derivative financial instruments	(32,296)	(1.19)	(621,034)	(6.09)	(565,883)	(3.91)	1,182,851	4.96
Depreciation	653,002	24.10	653,002	6.40	1,306,004	9.02	1,306,004	5.48
Maintenance, supplies and other expenses	169,705	6.26	169,366	1.66	633,850	4.37	274,401	1.15

Total cost of revenue/sales	$2,709,976	100.00%	$10,202,668	100.00%	$14,481,051	100.00%	$23,827,937	100.00%

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
Note 2. Major Customer
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three and six months ended March 31, 2009 were approximately $1.4 million and $11.3 million, respectively, and for the three and six months ended March 31, 2008 were approximately $9.1 million and $ 20.4 million, respectively. Related accounts receivable from REG as of March 31, 2009 were approximately $ 523,000.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feed stocks and chemicals necessary for production and manage operations. Total management fees expensed under the agreement for the three and six months ended March 31, 2009 were approximately $32,000 and $218,000, respectively, and for the three and six months ended March 31, 2008 were approximately $154,000 and $340,000, respectively.
These marketing, procurement and management agreements will renew annually unless terminated by either party upon one year’s prior written notice. On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreements will expire on July 12, 2010. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be signed.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note 3. Long-Term Debt
Long-term debt consists of the following as of March 31, 2009:

Note payable to Marshall Bank Group for term loan (A)	$31,077,390
Note payable to the Iowa Department of Economic Development (B)	255,000
Note payable to the Iowa Department of Transportation (C)	285,431

$31,617,821

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction the loan converted to a “senior debt instrument.” The note bears variable interest at prime plus 0.25% (3.50% as of March 31, 2009) and is due in monthly principal and interest payments of $373,000.

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of March 31, 2009 of $255,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term. The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two year period starting with the date of noncompliance, including interest at 6%.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of March 31, 2009 of $117,431. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.

As discussed in Note 5 below, the Company was in violation of certain of its debt covenants as of March 31, 2009 and on April 2, 2009 received a written notice of default from the lender and as a result the long-term debt has been reclassified as a current liability.
Note 4. Contingencies
On March 12, 2009 the European Commission applied temporary duties on imports of biodiesel from the United States, while it continues to investigate the evidence of unfair subsidies and dumping of United States biodiesel imports into the European Union. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease. If any governmental supports are modified or removed and decreased demand for the Company’s biodiesel results, its profitability would decrease.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note 5. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2009, the Company has generated accumulated losses of $10,177,429 has experienced significant increases in its input costs and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender contain covenants that require a minimum ratio of current assets to current liabilities (working capital ratio) and minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with these covenants at March 31, 2009 and it is projected that they will continue to be in violation throughout fiscal 2009. On April 2, 2009, the Company received a written notice of default (the “Notice) from its lender. The Notice constitutes a notice of default under Section 6.01(b) of the Loan Agreements, which provides the Company has 30 days to cure the covenant defaults or they will be considered an event of default. The Notice advises, and the Loan Agreements provide, that upon the occurrence of an event of default, the Lender may exercise a variety of remedies afforded to them under the Loan Agreements or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreements and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, the Lender may, during an event of default and in accordance with applicable law, foreclose its mortgage on the Company’s real estate and its security interest in the Company’s personal property and exercise any other remedies provided therein. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may pursue strategies that could include the issuance of additional membership units through one or more private placements or to solicit a sale or merger of the Company with other strategic partners. However, there is no assurance that the Company would be able to raise the desired capital. The Company expects to operate the biodiesel plant at approximately 50% of its production capacity over the next 6 months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s sales demand, cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else.

Item 2. Management’s Discussion and Analysis or Plan of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2008.
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
Continuing decrease in the demand for biodiesel;
Changes in soy-based biodiesel’s qualification under the Renewable Fuels Standard as a result of the Environmental Protection Agency’s testing on reduction to greenhouse gas emissions from soy-based biodiesel;
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
Overview
Our plant’s construction is fully complete. We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the second quarter of fiscal year 2009, we operated our plant at approximately 8% of our plant’s capacity.
Most of our shutdowns have been due to:
•	Lack of biodiesel contracts at profitable margins;

•	The inability to obtain adequate amounts of feedstock in a timely manner;

•	The inability to obtain adequate amounts of feedstock at competitive costs;

•	Lack of demand for biodiesel;

•	Inadequate funds to obtain feedstock due to having to pay for feedstock while waiting for payments from our biodiesel sales; and

•	Insufficient working capital to operate our business.
From January 1, 2009 through March 31, 2009 we produced approximately 574,181 gallons of biodiesel. We entered into an agreement with Renewable Energy Group, Inc (REG) for the purpose of management and operational services (MOSA). These services include REG marketing all of our biodiesel and glycerin. We pay REG a fee of 5.7 cents per gallon of biodiesel produced for all the services under this agreement. REG estimates a break down of this fee to be two cents (2¢) per gallon for biodiesel marketing services. Additionally, REG estimates one fifth cent (1/5¢) per gallon of this fee to be for the sales and marketing of glycerin. The sales and marketing services of REG include certain transportation services such as: arranging for transportation, logistics, and scheduling of biodiesel shipments; where advantageous, arranging for leased tankers for rail shipments; analyzing and auditing bulk transportation providers; overseeing reconciliation of shipments, invoicing and payments on a weekly basis; and providing invoicing and accounts receivable management for biodiesel shipments. Under the terms of the agreement, REG takes title to the product when loaded for delivery FOB the plant.

On April 3, 2009, we received a written notice of termination from REG regarding the MOSA. The notice states that it shall constitute the twelve (12) month advance termination notice required by Section 6 of the MOSA and that the MOSA will terminate as of July 12, 2010. REG provided the notice of termination due to changes in the biodiesel market since the MOSA was originally signed. REG has proposed that the parties review and cooperate to negotiate a new contract on terms mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be signed. If a new contract is not signed, we will need to find a new company to provide these management and operational services and we may not be able to do so, or may not enter into an agreement on favorable terms. Any lack of a provider for these services would have a negative impact on our revenues.
In addition, on May 8, 2009 Central Iowa Energy, LLC executed an asset purchase agreement with REG. On May 11, 2009 Western Iowa Energy, LLC executed an asset purchase agreement with REG. Also on May 11, 2009 Blackhawk Biofuels LLC entered into a merger agreement with REG. Central Iowa Energy, LLC and Western Iowa Energy, LLC own biodiesel plants in Iowa and Blackhawk Biofuels, LLC owns a biodiesel plant in Illinois. On the same day, REG announced that it would be the exclusive marketer for Maple River Energy, LLC, which owns a biodiesel plant in Galva, Iowa. We are in competition with these biodiesel plants for inputs to produce our biodiesel and contracts to sell our biodiesel. We cannot require REG to devote its full time or attention to our activities. As a result, REG may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant. If REG does not perform its obligations pursuant to our MOSA, we may be unable to specifically enforce our agreement which could negatively affect our business. Our reliance on REG may place us at a competitive disadvantage. Our reliance on REG is of particular concern given REG’s increased investments in and commitments to other biodiesel plants.
We anticipate we will continue to experience low demand during our third quarter of fiscal year 2009 and our ability to operate depends upon many factors outside of our control, such as the demand for biodiesel, price for biodiesel and cost of feedstock. While we anticipate that warmer weather may increase biodiesel demand, if demand for biodiesel remains at its current low levels, or drops further, we may operate at lower levels. Biodiesel demand may remain at its current low levels or drop further as a result of recent imposition by the European Commission of temporary anti-dumping and anti-subsidy tariffs on all biodiesel produced in the United States. In addition, demand could remain stagnant or decrease even further as a result of the Environmental Protection Agency’s (EPA) recent findings that soy-based biodiesel does not meet the required reduction greenhouse gas emissions in order to count towards the Renewable Fuels Standard. We do not anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that REG can obtain contracts for the same amount of biodiesel that we produced during our fiscal year 2008, then we may operate at a lower production rate in fiscal year 2009. In addition, we have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during our fiscal year 2009, then we will likely operate our plant at lower levels than we did during our fiscal year 2008.
Note 5 to the accompanying financial statements assumes that we will continue as a going concern. Through March 31, 2009, we have generated accumulated losses of $10,177,429, have experienced significant increases in input costs, have experienced significant decreases in biodiesel demand and have undertaken significant borrowings to finance our construction of the biodiesel plant. The loan agreements and related documents, including the mortgage, security agreement, and promissory notes (collectively, the Loan Agreement with Marshall Bankfirst Corporation (Bankfirst) currently contains covenants that requires a minimum ratio for current assets to current liabilities (working capital ratio) and a minimum debt coverage and fixed charge coverage ratios. On April 2, 2009, we received a written notice of default (the Notice) from Bankfirst. The Notice constituted a notice of default under Section 6.01(b) of the Loan Agreements, which provides the Company has 30 days to cure the covenant defaults or it will be considered an event of default. The Notice advises, and the Loan Agreement provides, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to them under the Loan Agreement or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. These liquidity issues raise doubt about whether we will continue as a going concern.

Our ability to continue as a going concern is dependent on the our ability to comply with the loan covenants and the Bankfirst’s willingness to waive any noncompliance with such covenants. As of the date of this report, we have made all payment under the Loan Agreement in a timely manner, but anticipate that we will continue to be out of compliance with various covenants in the Loan Agreement. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, we may pursue strategies that could include the issuance of additional membership units through one or more private placements, or to solicit a sale or merger of our company with other strategic partners. However, there is no assurance that the we would be able to raise the desired capital. We expect to operate the biodiesel plant at approximately 50% of its production capacity over the next 6 months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant, depending on the our sales demand, cash situation and our ability to purchase raw materials to operate the plant. We may also seek to produce biodiesel on a toll basis, where biodiesel would be produced using raw materials provided by someone else. We are uncertain how often we will be able to operate the plant beyond the next 6 months, as our operations will depend largely on the amount of seasonal decline in demand, whether the EPA amends its findings such that soy-based biodiesel will be included for purposes of the RFS and whether the European Commission will institute definitive tariffs on biodiesel imported from the United States.
Results of Operations for the Three Months Ended March 31, 2009 and 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$1,928,081	100.00%	$10,650,255	100.00%

Cost of Goods Sold	2,709,976	140.55%	10,202,668	95.80%

Gross Profit (Loss)	(781,895)	(40.55%)	447,587	4.20%

Operating Expenses	222,201	11.52%	242,974	2.28%

Operating Income (Loss)	(1,004,096)	(52.07%)	204,613	1.92%

Interest Income	8,127	0.42%	26,922	0.25%

Interest Expense	(301,279)	(15.63%)	(598,691)	(5.62%)

Net (Loss)	(1,297,248)	(67.28%)	(367,156)	(3.45%)
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

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$1,843,900	95.7%	$10,313,344	96.8%
Glycerin Sales	65,311	3.3%	261,800	2.5%
Fatty Acid and Soapstock Sales	18,869	1%	75,111	0.7%

	$1,928,081	100%	$10,650,255	100%

Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from sales for the three months ended March 31, 2009 totaled $1,928,081 compared with $10,650,255 for the three months ended March 31, 2008. Included within our total revenues for the three months ended March 31, 2009 and 2008 are $532,249 and $1,554,180, respectively, in incentives we received, or which were receivable, from certain federal government incentive programs for the sale of biodiesel.
Total revenues were significantly lower for the three months ended March 31, 2009, compared to the same period in 2008, due to a significant decrease in biodiesel demand. This decrease in biodiesel demand has affected the biodiesel industry throughout the past several quarters, which is likely attributable to the United States’ current economic recession and credit crisis, and the unfavorable economic conditions that are prevailing across the globe generally. Our biodiesel sale prices during the quarter ended March 31, 2009 were lower than the biodiesel prices we experienced in the same period in 2008. The average biodiesel sale price we received for the quarter ended March 31, 2009 was approximately 41% lower than our average biodiesel sale price for the comparable period in 2008. We also sold 65% less glycerin for the three months ended March 31, 2009 as compared to the same period ended March 31, 2008. We sold 78% less fatty acids and soapstock during the period ended March 31, 2009 than we did in the comparable period in 2008. We sold our glycerin and fatty acids during the period ended March 31, 2009 at prices that averaged approximately 55% less than we did during the same period in 2008.
According to the Energy Information Administration, the average retail price for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 cents per gallon in July 2008, but dropped to a price of approximately $2.19 cents per gallon as of May 4, 2009, which is the lowest price experienced in over two years. Biodiesel sales prices have followed a similar trend. Despite this significant drop in diesel fuel prices, diesel fuel prices per gallon nonetheless remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $2.65 to $3.25 per gallon for the week of May 1, 2009, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of May 4, 2009 averaged approximately $2.12 per gallon, which is significantly lower than the price per gallon for B100 biodiesel before the tax credit. The premium of biodiesel sales prices over diesel sales prices could cause a reduction in the demand for biodiesel. We also expect that the current U.S. economic recession and the other unfavorable prevailing global economic conditions may depress both diesel and biodiesel sales prices in the short term. Management expects that biodiesel sales prices will remain lower in the short-term as compared to the record high biodiesel sales prices experienced in the summer of 2008. However, due to the volatility of global economic conditions and commodities markets, it is uncertain whether long-term biodiesel prices will continue to decrease or whether they will rebound to higher prices experienced in fiscal year 2008. Management also expects that any further drop in biodiesel prices, without a corresponding decrease in the cost of feedstock and other inputs, will cause the profit margin on each gallon of biodiesel produced to shrink further, which could result in significant losses.

Management believes that the current U.S. economic recession, the global economic downturn and the recent financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of bailout plans may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets tumbled as a result of the economic turmoil, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future. If our customers begin to default on purchase contracts in the future due to the recession, such defaults could materially affect our revenues and could exacerbate our current liquidity problems, as we are currently relying primarily on incoming cash from our biodiesel sales to cover feedstock costs and operating expenses associated with future biodiesel production.
In addition, demand could be depressed as a result of temporary anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. The tariffs went into effect March 13, 2009 and will remain in place until July 2009. At such time, the European Commission may determine to impose definitive tariffs, which could last for the next five years. According to the May 2009 issue of the Biodiesel Magazine, the tariffs result in an additional charge of between $30 to $265 per metric ton of biodiesel. If demand for biodiesel continues to decline, we may be forced to temporarily or permanently cease operations and our members could lose some or all of their investment.
We expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (VEETC), and the Renewable Fuels Standard (RFS), as amended by the Energy Independence and Security Act of 2007 (the Energy Independence Act). The VEETC creates a tax credit of $1.00 per gallon of biodiesel blended with petroleum diesel, but is set to expire on December 31, 2009. The amended RFS requires the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further requires at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, the EPA recently issued findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional biodiesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. Biodiesel produced from animal fats were found to meet this greenhouse gas emissions reduction requirement. Thus, Management anticipates there may be increased demand for biodiesel produced from animal fats in order to contribute to the RFS mandate. There can be no assurance, however, that demand for biodiesel will be increased by the RFS, as amended by the Energy Independence Act. It is already estimated that national biodiesel production capacity far exceeds the 2012 biodiesel and biomass-based diesel use RFS mandate. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS. We also anticipate that the majority of the renewable fuels utilized to satisfy the RFS will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
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

Cost of goods sold for our products for the quarter ended March 31, 2009 was $2,709,976, which is down considerably from $10,202,668 for the three months ended March 31, 2008. This decrease is largely due to a decreased demand for biodiesel. As a percentage of revenues, our cost of goods sold increased, at 140.55% for the period ended March 31, 2009 compared to 95.8% for the same period in 2008, due largely to a decrease in sales price for biodiesel.
We have attempted, and will continue to attempt, to utilize less costly feedstock alternatives to soybean oil to the greatest extent possible in order to return the greatest profit margins possible on our biodiesel sales. During the current quarter, however, this was not the case. Due to our reduced production schedule, the availability of the raw product and the amount of soy oil that we had in inventory at December 31, 2008, we actually produced more biodiesel from soy oil than animal fat. During the three months ended March 31, 2009 approximately 37% of our biodiesel was produced from animal fat, compared to 51% during the same period in 2008. Animal fat costs for the three months ended March 31, 2009 were approximately 47% lower than animal fat costs for the same period in 2008. We did not make any soybean oil purchases due to low demand during the three months ended March 31, 2009.
During the six months ended March 31, 2009 and 2008 we have also utilized corn oil as a feedstock, however, such production was less than 1% of our production for both periods.
Soybean oil prices have been extremely volatile over the last year, reaching a peak in the summer of 2008 and plummeting thereafter. The USDA National Weekly Ag Energy Round-Up Report indicates that as of May 1, 2009, crude soybean oil prices in Iowa have dropped to approximately 33.22 to 34.72 cents per pound from the price of 52.35 to 54.85 cents per pound for the same week a year ago. Accordingly, based on recent trends, Management expects that cost of goods sold on a per-gallon of soybean oil–based biodiesel sold basis may decrease or stay the same for the third quarter of the 2009 fiscal year. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market.
The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. This trend, however, may not continue if the demand for biodiesel produced from animal fats increases rapidly as a result of the EPA’s findings that soy-based biodiesel does not meet the greenhouse emission reduction requirements to be counted towards the RFS and animal fat-based biodiesel does meet these requirements. According to the USDA’s April 10, 2009 Oil Crop Outlook report, lard and edible tallow prices for March 2009 were 19.49 cents and 19.42 cents per pound, respectively, down from the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Based on these trends, Management anticipates that the cost of animal fat feedstock may decrease for the third quarter of fiscal year 2009, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold. However, Management expects that prices may remain volatile throughout fiscal year 2009, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
We experienced a $32,296 gain during the three months ended March 31, 2009 related to our derivative instruments. For the three months ended March 31, 2008 we had a gain of $621,034 related to our derivative instruments. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. We enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. Because of the way we report our derivatives for accounting purposes, the fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuates, the value of our derivative instruments are impacted, which affects our financial performance. For more information on how we record our derivative instruments, see “Liquidity and Capital Resources – Commodity Price Risk Protection” below. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses remained fairly constant at $222,201 for the three months ended March 31, 2009 compared to $242,974 for the same period in 2008. We expect that our operating expenses for the third quarter of fiscal year 2009 will remain fairly consistent if plant production levels remain consistent.

Other Income (Expenses)
Our other income and expenses for the three months ended March 31, 2009 was interest expense of $301,279 and interest income of $8,127, compared to $598,691 interest expense and $26,922 interest income respectively for the three months ended March 31, 2008.
Our interest income remained fairly constant at 0.42% of our revenues for the three months ended March 31, 2009 compared to 0.25% for the same period during 2008. The decrease in interest expense was due to a reduction in the average interest rate paid on our bank debt and a reduction in the average loan balance outstanding.
Results of Operations for the Six Months Ended March 31, 2009 and 2008
The following table shows the results of our operations for the six months ended March 31, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$13,216,064	100.00%	$23,554,670	100.00%

Cost of Goods Sold	14,481,051	109.57%	23,827,937	101.16%

Gross Loss	(1,264,987)	(9.57%)	(273,267)	(1.16%)

Operating Expenses	688,299	5.21%	669,747	2.84%

Operating Loss	(1,953,286)	(14.78%)	(943,014)	(4.00%)

Interest Income	21,226	0.16%	53,946	0.23%

Interest Expense	(681,937)	(5.16%)	(1,331,973)	(5.65%)

Net Loss	(2,613,997)	(19.78%)	(2,221,041)	(9.43%)
Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the six months ended March 31, 2009 and 2008:

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$12,808,325	96.9%	$22,903,505	97.2%
Glycerin Sales	321,162	2.4%	557,472	2.4%
Fatty Acid and Soapstock Sales	86,576	0.7%	93,694	0.4%

Total Revenues	13,216,064	100%	23,554,670	100%

Revenues from operations for the six months ended March 31, 2009 totaled $13,216,064, compared to $23,554,670 for the same period in 2008. The decrease from period to period is primarily due to a significant decrease in biodiesel demand. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the six months ended March 31, 2009 was $1,918,536 as compared to $3,147,986 for the six months ended March 31, 2008. This decrease is also due to a decrease in biodiesel sales.

Cost of Goods Sold
Our cost of goods sold increased as a percentage of our revenues from 101.16% of our revenues for the six months ended March 31, 2008, to 109.57% of our revenues for the six months ended March 31, 2009. This increase is primarily due to a decrease in the average selling price of finished product and a reduction in sales volume.
Operating Expense
Our operating expenses were relatively constant for the six-month period ended March 31, 2009 compared to the same period of 2008. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Interest Expense
Interest expense decreased to $681,937, compared to $1,331,973 during the same period in 2008. Our interest expense declined primarily due to our payments toward reducing our revolving credit note and a reduction in our average interest rate.
Changes in Financial Condition for the Six Months Ended March 31, 2009
The following table highlights the changes in our financial condition:

	March 31,	September 30,
	2009	2008
Current Assets	$5,887,340	$11,178,526
Total Assets	45,033,115	51,242,454
Current Liabilities	32,045,122	35,640,464
Members’ Equity	12,987,993	15,601,990
Current Assets
Current assets totaled $5,887,340 at March 31, 2009 down from $11,178,526 at September 30, 2008. The decrease during this period is in part due to lower inventory levels and reduced accounts receivables from the reduction in production caused by the decrease in demand for biodiesel.
Current Liabilities
Total current liabilities totaled $32,045,122 at March 31, 2009, down from $35,640,464 at September 30, 2008. The decrease of $3,595,342 during this period resulted from reduced accounts payables and accrued expenses from the decrease in production discussed above and the reduction to our outstanding debt. Due to the going concern opinion contained in Note 5 to the financial statements, all long-term debt has been classified as current.
Members’ Equity
Total members’ equity as of March 31, 2009 was $12,987,993, down from $15,601,990 as of September 30, 2008. The decrease in total members’ equity is a result of the $2,613,997 loss recognized during the six months ended March 31, 2009.

Liquidity and Capital Resources
Cash Flow from Operating Activities
Net cash flow provided by operating activities for the six months ended March 31, 2009 totaled $3,635,023 compared to $674,755 cash provided by operating activities for the six months ended March 31, 2008. This increase was the result of decreases in accounts receivable and inventory caused by the reduced production. The decrease was partially offset by a decrease in accounts payable and accrued expenses.
Cash Flow used in Investing Activities
Net cash flow used in investing activities for the six months ended March 31, 2009 totaled $457,913, which was related primarily to increases in restricted cash. For the six months ended March 31, 2008 we used $355,181 in cash in investing activities.
Cash Flow provided by (used in) Financing Activities
Net cash used in financing activities for the six months ended March 31, 2009 totaled $1,727,522, which was all a result of payments on our long-term debt. For the six months ended March 31, 2008 we had $1,484,003 in cash provided by financing activities.
Short-Term and Long-Term Debt Sources
In October 2006, we closed on our $34,715,000 debt financing with Bankfirst. Our construction loan converted to a term loan in February 2008. Starting on February 1, 2008 and on the 1st day of each month thereafter, 59 monthly payments of principal and interest (which is prime plus 0.25%) are due and payable through and including January 1, 2013. Payments are calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013.
The term loan imposes various covenants upon us which may restrict our operating flexibility. We are subject to several ratios in the term loan which may limit how we allocate our sources of funds. The term loan imposes a negative covenant on distributions, which may restrict our ability to distribute earnings to our members. The term loan also requires us to obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers.
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
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of the date of this report, we have timely paid all of our monthly payments under the loan. If our financial condition does not improve, which may not occur given our historical performance and current lack of demand for biodiesel, we will continue to be in violation of several of our covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.
On April 2, 2009, we received a written notice of default (the Notice) from Bankfirst, for the loans evidenced by our loan agreements and related documents, including the mortgage, security agreement, and promissory notes (collectively, the Loan Agreements).
The Notice provides that the Company is in default under the terms of the Loan Agreements due to the fact that beginning March 24, 2009, and continuing thereafter, the Company has failed to maintain monthly Debt Service Coverage, Fixed Charge Coverage, and Current Assets to Current Liabilities ratios as required by Sections 5.02(n), (o), and (p) of the Loan Agreements. Section 5.02(n) requires the Company to continually maintain a Debt Service Coverage ratio of at least 1.50 to 1.00. Section 5.02(o) requires the Company to continually maintain a Fixed Charge Coverage ratio of not less than 1.25 to 1.00. Section 5.02(p) requires the Company to continually maintain a Current Assets to Current Liabilities ratio of not less than 1.50 to 1.00.

The Notice constitutes a notice of default under Section 6.01(b) of the Loan Agreements, which provides we have 30 days to cure each of the above covenant defaults that shall constitute an event of default. The Notice advises, and the Loan Agreements provide, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to Bankfirst under the Loan Agreements or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreements and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. Bankfirst has not provided us with a waiver for any of the covenants which were listed in the Notice.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program. One hundred thousand dollars of the loan is forgivable and the $300,000 principal amount does not bear interest. The balance at March 31, 2009, including the forgiveable portion, was $255,000.
In addition, on May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less).  Interest on the loan amount is at 3.67% per year for five years and we made our first payment under this loan in December 2008.  The balance at March 31, 2009 was $285,431.
Additional Equity Capital and Debt Financing
We are currently experiencing liquidity problems and if our financial condition does not improve, which may not occur given our historical performance and current lack of demand for biodiesel, we may not have sufficient cash flow for operations during the next 12 months. In order to provide adequate cash reserves sufficient to satisfy our Loan Agreements, to comply with our Loan Agreements’ covenants and financial ratios over the next 12 months, and to provide us with adequate cash to fund our operations throughout fiscal year 2009, we may need to raise additional equity capital, obtain additional short-term debt financing in the near future, or pursue a combination of these two options. To accomplish these objectives, our board of directors may consider pursuing any one or more of the following courses of action:
•	Raising equity through one or more private placement offerings or a state registered offering of the Company’s membership units;

•	Seeking additional sources of short-term debt financing and credit facilities;

•	Refinancing our current debt financing and credit facilities; or

•	Seeking strategic business opportunities, including with other biodiesel plants.
There can be no assurances that if we pursue any of the foregoing courses of action that they will be successful. Given that the United States is currently in a recession and experiencing a credit crisis, it is unlikely we will be able to obtain additional debt financing. We may consider pursuing other options in addition to those identified above.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter, due to the timing of the change in value of the derivative instruments, relative to the cost and use of the commodity being hedged.

For the three months ended March 31, 2009 we recognized a gain of $32,296 and a gain of $565,883 for the six months ended March 31, 2009 on our derivative instruments. This is due primarily to realized and unrealized gains on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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
Distribution to Unit Holders
As of March 31, 2009, the board of directors of the Company had not declared any dividends.
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
Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to our estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual cash flows.

Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is not required to include this information due to its status as a smaller reporting company.
Item 4T. Controls And Procedures.
Our management, including our Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial and accounting officer), Todd Willson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are not effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission due to the material weakness discussed below.
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
Our management, including our principal executive officer and principal financial and accounting officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The Company is not required to include this information due to its status as a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the three months ended March 31, 2009. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.
For the period covered by this report, we were in default under the terms of our Loan Agreements due to the fact that beginning March 24, 2009, and continuing thereafter, the Company has failed to maintain the monthly Debt Service Coverage, Fixed Charge Coverage, and Current Assets to Current Liabilities ratios as required by Sections 5.02(n), (o), and (p) of the Loan Agreements. Section 5.02(n) requires the Company to continually maintain a Debt Service Coverage ratio of at least 1.50 to 1.00. Section 5.02(o) requires the Company to continually maintain a Fixed Charge Coverage ratio of not less than 1.25 to 1.00. Section 5.02(p) requires the Company to continually maintain a Current Assets to Current Liabilities ratio of not less than 1.50 to 1.00.
We received a notice of default under Section 6.01(b) of the Loan Agreements on April 2, 2009 (the “Notice”), which provides we have 30 days to cure each of the above covenant defaults that shall constitute an event of default. The Notice advises, and the Loan Agreements provide, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to Bankfirst under the Loan Agreements or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreements and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein.
Item 4. Submission of Matters to Security Holders.
We have not submitted any matters to our security holders during the three month period ended March 31, 2009.
Item 5. Other Information.
None.
Item 6. Exhibits.
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

IOWA RENEWABLE ENERGY, LLC
Date: May 15, 2009	/s/ Michael Bohannan
Michael Bohannan
Chairman and President

Date: May 15, 2009	/s/ Todd Willson
Todd Willson
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.