Form 10-Q
period 2009-06-30
Iowa Renewable Energy, LLC
filed 2009-08-19
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of August 14, 2009, there were 26,331 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets
June 30, 2009 and September 30, 2008

	June 30,	September 30,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$297,972	$189,474
Due from broker	183,323	82,182
Accounts receivable	2,035,804	4,469,451
Derivative financial instruments	—	65,141
Federal incentive receivable	251,863	747,741
Inventory	3,472,463	5,580,906
Prepaids and other assets	15,655	43,631

	6,257,080	11,178,526

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,717,683	40,673,235
Office building, furniture and fixtures	572,632	572,632
Equipment and vehicles	240,241	226,424

	41,950,556	41,892,291
Accumulated depreciation	(5,301,476)	(3,313,970)

	36,649,080	38,578,321

Other Assets:
Cash, restricted by loan agreement	1,444,265	1,044,817
Financing costs, net	364,497	440,790

	1,808,762	1,485,607

	$44,714,922	$51,242,454

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$30,772,972	$33,345,343
Accounts payable and accrued expenses	1,086,956	2,295,121
Derivative financial instruments	370	—

Total current liabilities	31,860,298	35,640,464

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding June 30, 2009 and September 30, 2008 26,331	23,165,422	23,165,422
Accumulated (deficit)	(10,310,798)	(7,563,432)

	12,854,624	15,601,990

	$44,714,922	$51,242,454

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Sales	$6,442,542	$19,285,520	$17,740,070	$39,692,204
Federal incentives	772,524	1,358,243	2,691,060	4,506,229

	7,215,066	20,643,763	20,431,130	44,198,433

Cost of sales	6,698,271	20,202,262	21,179,322	44,083,029

Gross profit (loss)	516,795	441,501	(748,192)	115,404

Operating expenses:
General and administrative	353,040	439,936	1,022,339	1,037,853
Depreciation	9,500	9,500	28,500	28,500

	362,540	449,436	1,050,839	1,066,353

Income (loss) before other income (expense)	154,255	(7,935)	(1,799,031)	(950,949)

Other income (expense):
Interest income	5,562	18,610	26,788	72,556
Interest expense	(293,185)	(480,327)	(975,123)	(1,812,300)

Net (loss)	$(133,368)	$(469,652)	$(2,747,366)	$(2,690,693)

Weighted average units outstanding	$26,331	26,331	$26,331	26,331

Net (loss) per unit — basic and diluted	$(5.07)	$(17.84)	$(104.34)	$(102.19)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows
Nine Months Ended March 31, 2009 and 2008

	Nine Months Ended
	June 30,	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(2,747,366)	$(2,690,693)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,987,506	1,987,506
Amortization	76,293	76,292
Unrealized (gain) loss on derivative financial instruments	65,511	(290,457)
Change in working capital components:
(Increase) decrease in due from broker	(101,141)	819,272
Decrease in accounts receivable	2,929,525	1,893,918
(Increase) decrease in inventory	2,108,443	(2,570,901)
Decrease in prepaids and other assets	27,976	32,404
(Decrease) increase in accounts payable and accrued expenses	(1,208,165)	1,162,329

Net cash provided by operating activities	3,138,582	419,670

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(58,265)	(322,546)
Sales tax and utility refund from construction of property and equipment	—	813,455
(Increase) in cash restricted	(399,448)	(1,015,862)

Net cash (used in) investing activities	(457,713)	(524,953)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	2,017,442
Payment on long-term borrowings	(2,572,371)	(1,305,238)

Net cash provided by (used in) financing activities	(2,572,371)	712,204

Net increase in cash and cash equivalents	108,498	606,921

Cash and cash equivalents:
Beginning	189,474	725,522

Ending	$297,972	$1,332,443

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies
Nature of business:
Iowa Renewable Energy, LLC (the “Company”), located in Washington, Iowa, was formed in April 2005 to pool investors to build a biodiesel manufacturing plant with an annual capacity of 30 million gallons. The Company was in the development stage until July 2007, when it commenced operations.
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
Restricted cash: The Company’s loan agreement provides for custodial accounts that are held by their lender and at June 30, 2009 consisted of a $1,319,265 debt service reserve and a $125,000 capital improvements reserve.
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

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of June 30, 2009:

Raw material	$1,052,764
Finished goods	2,419,699

$3,472,463

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
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three and nine month periods ended June 30, 2009 and 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Realized (gain) loss	$78,732	$(83,503)	$(590,856)	$1,785,735
Change in unrealized (gain) loss	(38,194)	395,930	65,511	(290,457)

Net (gain) loss	$40,538	$312,427	$(525,345)	$1,495,278

Financing costs: Deferred financing costs are being amortized using the effective interest method over the 6-year term of the debt agreements.
Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and nine month periods ended June 30, 2009 and 2008 is as follows:

	Three Months ended 6/30/09		Three Months ended 6/30/08		Nine Months Ended 6/30/09		Nine Months Ended 6/30/08
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$5,123,683	76.49%	$18,209,472	90.14%	$17,272,714	81.55%	$38,045,120	86.30%
Plant wages and salaries	204,265	3.05	252,149	1.25	579,133	2.73	762,398	1.73
Utilities and waste disposal	350,838	5.24	555,272	2.75	876,620	4.14	1,103,881	2.50
Fees-procurement, operation mgmt	33,541	0.50	106,849	0.53	90,938	0.43	255,914	0.58
(Gain) loss on derivative financial instruments	40,538	0.61	312,427	1.55	(525,345)	(2.48)	1,495,278	3.39
Depreciation	653,002	9.75	653,002	3.23	1,959,006	9.25	1,959,006	4.44
Maintenance, supplies and other expenses	292,404	4.36	113,091	0.55	926,256	4.38	461,432	1.06

Total cost of revenue/sales	$6,698,271	100.00%	$20,202,262	100.00%	$21,179,322	100.00%	$44,083,029	100.00%

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
Subsequent Events: The Company has considered subsequent events through August 14, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.
Recently Adopted Accounting Standards
Effective with the quarter ended June 30, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and it did not have a material impact on its financial position or results of operations. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 became effective for periods ending after June 15, 2009.
Effective with the quarter ended June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”) and it did not have a material impact on its financial position or results of operations. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements
New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76. The Company does not expect that the adoption of SFAS 168 will have a material impact on our financial position or results of operations.
Note 2. Major Customer
The Company entered into a management and operational services agreement (“MOSA”) with Renewable Energy Group (“REG”), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement, REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three and nine months ended June 30, 2009 were approximately $6.4 million and $17.7 million, respectively and for the three and nine months ended June 30, 2008 were approximately $19.3 million and $39.7 million, respectively. Related accounts receivable from REG as of June 30, 2009 were approximately $2 million.
Also pursuant to the MOSA, REG supplies the Company with feed stocks and chemicals necessary for production and manages operations. Total management fees expensed under the agreement for the three and nine months ended June 30, 2009 were approximately $128,000 and $346,000, respectively and for the three and nine months ended June 30, 2008 were approximately $245,000 and $585,000, respectively.
The MOSA will renew annually unless terminated by either party upon one year’s prior written notice. On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the MOSA will expire on July 12, 2010. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be signed.
Note 3. Long-Term Debt
Long-term debt consists of the following as of June 30, 2009:

Note payable to Marshall Bank Group for term loan (A)	$30,262,109
Note payable to the Iowa Department of Economic Development (B)	245,000
Note payable to the Iowa Department of Transportation (C)	270,863

$30,777,972

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction the loan converted to a “senior debt instrument.” The note bears variable interest at prime plus 0.25% (3.50% as of June 30, 2009) and is due in monthly principal and interest payments of $373,000.

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of June 30, 2009 of $245,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

(C)
The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two year period starting with the date of noncompliance, including interest at 6%.

(D)
The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of June 30, 2009 of $102,863. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.

As discussed in Note 5 below, the Company was in violation of certain of its debt covenants as of June 30, 2009 and on April 2, 2009 received a written notice of default from the lender and as a result the long-term debt has been reclassified as a current liability.
Note 4. Contingencies
The European Commission applied duties on imports of biodiesel from the United States, through 2014. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease. If any governmental supports are modified or removed and decreased demand for the Company’s biodiesel results, its profitability would decrease.
Note 5. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2009, the Company has generated accumulated losses of $10,310,798 and has experienced significant increases in its input costs and has undertaken significant borrowings to finance its construction of the biodiesel plant. The loan agreements with the Company’s lender contain covenants that require a minimum ratio of current assets to current liabilities (working capital ratio) and minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with these covenants at June 30, 2009 and it is projected that they will continue to be in violation throughout fiscal 2009. On April 2, 2009, the Company received a written notice of default (the “Notice”) from its lender. The Notice constitutes a notice of default under Section 6.01(b) of the Loan Agreement (as defined herein), which provides the Company has 30 days to cure the covenant defaults or they will be considered an event of default. The Notice advises, and the Loan Agreement provide that upon the occurrence of an event of default, the Lender may exercise a variety of remedies afforded to them under the Loan Agreement or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, the Lender may, during an event of default and in accordance with applicable law, foreclose its mortgage on the Company’s real estate and its security interest in the Company’s personal property and exercise any other remedies provided therein. These liquidity issues raise doubt about whether the Company will continue as a going concern.
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

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Iowa Renewable Energy, LLC (referred to in this report as “the Company,” “we,” “us” or “IRE”) prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-KSB, for the fiscal year ended September 30, 2008.
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
Our ability to market our product and procure feedstock or find an entity to provide these services for us after the management and operational services agreement with Renewable Energy Group, Inc. terminates;
Changes in soy-based biodiesel’s qualification under the Renewable Fuels Standard (the “RFS”) as a result of the Environmental Protection Agency’s (the “EPA”) testing on reduction to greenhouse gas emissions from soy-based biodiesel;
Actual biodiesel and glycerin production varying from expectations;
Economic consequences of the domestic and global economic downturn and recent financial crisis;
Availability and cost of products and raw materials, particularly soybean oil, animal fats, natural gas and methanol;
Changes in the price and market for biodiesel and its co-products, such as glycerin;
Our ability to market and our reliance on third parties to market our products;
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	the RFS or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
Total U.S. consumption of diesel fuel;
Fluctuations in petroleum and diesel prices;
Changes in plant production capacity or technical difficulties in operating the plant;

Changes in our business strategy, capital improvements or development plans;
Results of our hedging strategies;
Competition with other manufacturers in the biodiesel industry;
Our ability to generate free cash flow to invest in our business and service our debt (and the flexibility of our lender's successor in regards to our debt);
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
Overview
Our plant’s construction is fully complete. We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007; with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the third quarter of fiscal year 2009, we operated our plant at approximately 40% of our plant’s capacity.
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
From April 1, 2009 through June 30, 2009 we produced approximately 3,002,211 gallons of biodiesel. We have an agreement with Renewable Energy Group, Inc. (“REG”) to provide management and operational services (the “MOSA”). These services include REG marketing all of our biodiesel and glycerin. We pay REG a fee of 5.7 cents per gallon of biodiesel produced for all the services under the MOSA. REG estimates a break down of this fee to be 2 cents per gallon for biodiesel marketing services. Additionally, REG estimates 1/5 cent per gallon of this fee to be for the sales and marketing of glycerin. The sales and marketing services of REG include certain transportation services such as: arranging for transportation, logistics, and scheduling of biodiesel shipments; where advantageous, arranging for leased tankers for rail shipments; analyzing and auditing bulk transportation providers; overseeing reconciliation of shipments, invoicing and payments on a weekly basis; and providing invoicing and accounts receivable management for biodiesel shipments. Under the terms of the MOSA, REG takes title to the product when loaded for delivery FOB the plant.

On April 3, 2009, we received a written notice of termination of the MOSA from REG. The notice states that it shall constitute the twelve (12) month advance termination notice required by Section 6 of the MOSA and that the MOSA will terminate as of July 12, 2010. REG provided the notice of termination due to changes in the biodiesel market since the MOSA was originally signed. REG has proposed that the parties review and cooperate to negotiate a new contract on terms mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be signed. If a new contract is not signed, we will need to find a new company to provide these management and operational services and we may not be able to do so, or may not enter into an agreement on favorable terms. Any lack of a provider for these services would have a negative impact on our revenues.
The Biodiesel Group, LLC (“TBG”) is an entity currently owned by Warren Bush, Denny Mauser and William Horan.  Tom Schroeder and Mark Muench were also owners of TBG through 2007.  Each of the prior or current owners of TBG has served or currently serves as a director on our board.  Warren Bush, Denny Mauser, and William Horan currently serve as directors on our board.  In addition to its principals serving on our board of directors, we contracted with TBG for consulting services, including assistance with negotiation of various contracts, assistance in the planning of our equity marketing effort, and assistance in securing debt financing services.  During the quarter ended June 30, 2009, certain principals of TBG informed us that REG and TBG had an agreement, pursuant to which TBG received a total of $450,000 from REG for development services and expenses incurred in connection with the development of our plant and several other biodiesel projects.  The $450,000 was paid by REG to TBG in several installments made from December 6, 2005 through October 12, 2007.  It is our understanding that the October 12, 2007 payment was the last payment.  Such payments may have given Messers. Bush, Schroeder, Mauser, Horan and Muench an interest in transactions between REG and IRE.  As such, had we been informed by TBG and its principals of the agreement between REG and TBG at the time it was made, the agreement may have been disclosed in our previous reports.
Cobb Oil Inc. (“Cobb Oil”) is an entity owned by Mark Cobb, who also serves as a director on our board.  Beginning in May 2006, REG has sold biodiesel to Cobb Oil.  The current agreement, through June 30, 2010, calls for Cobb Oil to purchase biodiesel from REG at a function of the current spot price, plus applicable taxes and freight. During 2009, IRE implemented a policy to have a committee approve the contracts that REG proposes to be sourced from IRE. This committee is comprised of our CFO, our plant manager, Michael Bohannan and Mark Cobb. When the Cobb Oil contract came before the committee for approval in July 2009, Ed Hershberger executed the approval of the contract instead of Mr. Cobb.  For the calendar year 2008, Cobb Oil purchased approximately $1.8 million dollars of biodiesel from REG.  The large majority of this biodiesel was sourced from IRE.  The agreement between Cobb Oil and REG may have given Mr. Cobb an interest in transactions between REG and IRE and may have been included as a disclosure in previous reports had we known of its existence.
On May 8, 2009 and May 11, 2009, respectively, Central Iowa Energy, LLC and Western Iowa Energy, LLC executed asset purchase agreements with REG (which have since been amended) and Blackhawk Biofuels, LLC entered into a merger agreement with REG. Central Iowa Energy, LLC and Western Iowa Energy, LLC own biodiesel plants in Iowa and Blackhawk Biofuels, LLC owns a biodiesel plant in Illinois. Furthermore, REG announced that it would be the exclusive marketer for Maple River Energy, LLC, which owns a biodiesel plant in Galva, Iowa. We are in competition with these biodiesel plants for inputs to produce our biodiesel and contracts to sell our biodiesel. We cannot require REG to devote its full time or attention to our activities. As a result of its involvement with these other biodiesel plants, REG may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant. If REG does not perform its obligations pursuant to our MOSA, we may be unable to specifically enforce the MOSA which could negatively affect our business. Our reliance on REG may place us at a competitive disadvantage, especially due to REG’s increased investments in and commitments to other biodiesel plants.
We anticipate we will continue to experience low demand during our fourth quarter of fiscal year 2009 and our ability to operate depends upon many factors outside of our control, such as the demand for biodiesel, price for biodiesel and cost of feedstock. Biodiesel demand may remain at its current low levels or drop further as a result of the imposition by the European Commission of anti-dumping and anti-subsidy tariffs until 2014 on all biodiesel produced in the United States. In addition, demand could remain stagnant or decrease even further as a result of the EPA preliminary findings that soy-based biodiesel does not meet the required reduction greenhouse gas emissions in order to count towards the RFS. We do not anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that REG can obtain contracts for the same amount of biodiesel that we produced during our fiscal year 2008, then we may continue to operate at a lower production rate during the remainder of fiscal year 2009. We do not currently have contracts to sell our biodiesel past the end of the 2009 calendar year. If we do not obtain contracts to sell our biodiesel prior to this time, we may be forced to suspend operations. We have recently laid off 8 employees of IRE due to decreased demand and operations. In addition, we have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during remainder of our fiscal year 2009, then we will likely operate our plant at lower levels than we did during our fiscal year 2008.
Note 5 to the accompanying financial statements assumes that we will continue as a going concern. Through June 30, 2009, we have generated accumulated losses of $10,310,798, have experienced significant increases in input costs, and have experienced significant decreases in biodiesel demand. Furthermore, we have undertaken significant borrowings to finance our construction of the biodiesel plant. The loan agreements and related documents, including the mortgage, security agreement, and promissory notes (collectively, the “Loan Agreement”) with Marshall Bankfirst Corporation (“Bankfirst”) currently contain covenants that require a minimum ratio for current assets to current liabilities (working capital ratio) and a minimum debt coverage and fixed charge coverage ratios. On April 2, 2009, we received a written notice of default from Bankfirst (the “Notice”). The Notice constituted a notice of default under Section 6.01(b) of the Loan Agreement, which provides the Company has 30 days to cure the covenant defaults or it will be considered an event of default. The Notice advises, and the Loan Agreement provides, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to them under the Loan Agreement, by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. We have not been able to cure the defaults. Thirty days have passed since we received the Notice and Bankfirst has not taken any further action or communicated with us in writing further on the matter. In July, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. As of the date of this report, we have received no written notification as to Bankfirst’s successor. While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the receiver will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. These liquidity issues raise doubt about whether we will continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to comply with the loan covenants and Bankfirst’s sucessor’s willingness to waive any noncompliance with such covenants. As of the date of this report, we have made all payments under the Loan Agreement in a timely manner, but anticipate that we will continue to be out of compliance with various covenants in the Loan Agreement. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, we may pursue strategies that could include the issuance of additional membership units through one or more private placements, or to solicit a sale or merger of the Company with other strategic partners. However, there is no assurance that we would be able to raise the desired capital. We expect to operate the biodiesel plant at approximately 40% of its production capacity over the next quarter by scaling back on biodiesel production or temporarily shutting down the biodiesel plant, depending on the our sales demand, cash situation and our ability to purchase raw materials to operate the plant. We may also seek to produce biodiesel on a toll basis, where biodiesel would be produced using raw materials provided by someone else. We are uncertain how often we will be able to operate the plant beyond the next quarter, as our operations will depend largely on the amount of seasonal decline in demand and whether the EPA amends its findings such that soy-based biodiesel will be included for purposes of the RFS.
Results of Operations for the Three Months Ended June 30, 2009 and 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$7,215,066	100.00%	$20,643,763	100.00%

Cost of Goods Sold	6,698,271	92.84%	20,202,262	97.86%

Gross Profit	516,795	7.16%	441,501	2.14%

Operating Expenses	362,540	5.02%	449,436	2.18%

Operating Income (Loss)	154,255	2.14%	(7,935)	(0.04%)

Interest Income	5,562	0.07%	18,610	0.09%

Interest Expense	(293,185)	(4.06%)	(480,327)	(2.33%)

Net Income (Loss)	(133,368)	(1.85%)	(469,652)	(2.28%)
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

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$6,961,248	96.5%	$19,557,702	94.7%
Glycerin Sales	100,142	1.4%	787,191	3.8%
Fatty Acid and
Soapstock Sales	153,676	2.1%	298,870	1.5%

Total Sales Revenue	$7,215,066	100.0%	$20,643,763	100.0%

Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from sales for the three months ended June 30, 2009 totaled $7,215,066 compared with $20,643,763 for the three months ended June 30, 2008. Included within our total revenues for the three months ended June 30, 2009 and 2008 are $772,524 and $1,358,243, respectively, in incentives we received, or which were receivable, from certain federal government incentive programs for the sale of biodiesel.
Total revenues were significantly lower for the three months ended June 30, 2009, compared to the same period in 2008, due to a significant decrease in biodiesel demand. This decrease in biodiesel demand has affected the biodiesel industry throughout the past several quarters, which is likely attributable to the United States’ current economic recession and credit crisis and the unfavorable economic conditions that are prevailing across the globe generally. Our biodiesel sale prices during the quarter ended June 30, 2009 were lower than the biodiesel prices we experienced in the same period in 2008. The average biodiesel sale price we received for the quarter ended June 30, 2009 was approximately 36% lower than our average biodiesel sale price for the comparable period in 2008. We also sold 60% less glycerin for the three months ended June 30, 2009 as compared to the same period ended June 30, 2008. We sold 32% less fatty acids and soapstock during the period ended June 30, 2009 than we did in the comparable period in 2008. We sold our glycerin and fatty acids during the period ended June 30, 2009 at prices that averaged approximately 51% less than we did during the same period in 2008.
According to the Energy Information Administration, the average retail price for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 cents per gallon in July 2008, but dropped to a price of approximately $2.50 cents per gallon as of July 27, 2009. Biodiesel sales prices have followed a similar trend. Despite this significant drop in diesel fuel prices, diesel fuel prices per gallon nonetheless remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $2.82 to $2.98 per gallon for the week of July 31, 2009, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of August 3, 2009 averaged approximately $2.52 per gallon, which is significantly lower than the price per gallon for B100 biodiesel before the tax credit. The premium of biodiesel sales prices over diesel sales prices could cause a reduction in the demand for biodiesel. We also expect that the current U.S. economic recession and the other unfavorable prevailing global economic conditions may depress both diesel and biodiesel sales prices in the short term. Management expects that biodiesel sales prices will remain lower in the short-term as compared to the record high biodiesel sales prices experienced in the summer of 2008. However, due to the volatility of global economic conditions and commodities markets, it is uncertain whether long-term biodiesel prices will continue to decrease or whether they will rebound to higher prices experienced in fiscal year 2008. Management also expects that any further drop in biodiesel prices, without a corresponding decrease in the cost of feedstock and other inputs, will cause the profit margin on each gallon of biodiesel produced to shrink further, or all together, which could result in significant losses.

Management believes that the current U.S. economic recession, the global economic downturn and the recent financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of bailout plans may have also placed downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets tumbled as a result of the economic turmoil, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future. If our customers begin to default on purchase contracts in the future due to the recession, such defaults could materially affect our revenues and could exacerbate our current liquidity problems, as we are currently relying primarily on incoming cash from our biodiesel sales to cover feedstock costs and operating expenses associated with future biodiesel production.
In addition, demand could be depressed as a result of anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009, that the tariffs would be extended through 2014. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. If demand for biodiesel continues to decline, we may be forced to temporarily or permanently cease operations and our members could lose some or all of their investment.
We expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”), and the RFS, as amended by the Energy Independence and Security Act of 2007 (the “Energy Independence Act”). The VEETC creates a tax credit of $1.00 per gallon of biodiesel blended with petroleum diesel, but is set to expire on December 31, 2009. The amended RFS requires the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further requires at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, the EPA recently issued preliminary findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional diesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. Biodiesel produced from animal fats were found to meet this greenhouse gas emissions reduction requirement. Thus, Management anticipates there may be increased demand for biodiesel produced from animal fats in order to contribute to the RFS mandate. There can be no assurance, however, that demand for biodiesel will be increased by the RFS, as amended by the Energy Independence Act. It is already estimated that national biodiesel production capacity far exceeds the 2012 biodiesel and biomass-based diesel use RFS mandate. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS. We also anticipate that the majority of the renewable fuels utilized to satisfy the RFS will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
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

Cost of goods sold for our products for the quarter ended June 30, 2009 was $6,698,271, which is down considerably from $20,202,262 for the three months ended June 30, 2008. This decrease is largely due to the decreased operations. As a percentage of revenues, our cost of goods sold decreased to 92.84% for the period ended June 30, 2009 from 97.86% for the same period in 2008, due largely to decreases in input costs.
We have attempted, and will continue to attempt, to utilize less costly feedstock alternatives to soybean oil to the greatest extent possible in order to return the greatest profit margins possible on our biodiesel sales. During the three months ended June 30, 2009 approximately 100% of our biodiesel was produced from animal fat, compared to 80% during the same period in 2008. Animal fat costs for the three months ended June 30, 2009 were approximately 36% lower than animal fat costs for the same period in 2008.
Soybean oil prices have been extremely volatile over the last year, reaching a peak in the summer of 2008 and plummeting thereafter. The USDA National Weekly Ag Energy Round-Up Report indicates that as of July 31, 2009, crude soybean oil prices in Iowa have dropped to approximately 30.93 to 33.43 cents per pound from the price of 55.76 to 56.26 cents per pound for the same week a year ago. Accordingly, based on recent trends, Management expects that cost of goods sold on a per-gallon of soybean oil-based biodiesel sold basis may decrease or stay the same for the fourth quarter of the 2009 fiscal year. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market.
The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. This trend, however, may not continue if the demand for biodiesel produced from animal fats increases rapidly as a result of the EPA’s findings that soy-based biodiesel does not meet the greenhouse emission reduction requirements to be counted towards the RFS and animal fat-based biodiesel does meet these requirements. According to the USDA’s July 13, 2009 Oil Crop Outlook report, lard and edible tallow prices for June 2009 were 30.06 cents and 30.14 cents per pound, respectively, down from the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Based on these trends, Management anticipates that the cost of animal fat feedstock may decrease for the fourth quarter of fiscal year 2009, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold. However, Management expects that prices may remain volatile throughout fiscal year 2009, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
We experienced a $40,538 loss during the three months ended June 30, 2009 related to our derivative instruments. Due to market volatility and our decreased production schedule, we have reduced the number of our derivative instruments and this has reduced our losses related to the same. For the three months ended June 30, 2008 we had a loss of $312,427 related to our derivative instruments. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. We enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. Because of the way we report our derivatives for accounting purposes, the fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuates, the value of our derivative instruments are impacted, which affects our financial performance. For more information on how we record our derivative instruments, see “Liquidity and Capital Resources — Commodity Price Risk Protection” below. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses have reduced to $362,540 for the three months ended June 30, 2009 compared to $449,436 for the same period in 2008. In an attempt to reduce costs we cut back on operating expenses where possible. We expect that our operating expenses for the fourth quarter of fiscal year 2009 will remain fairly consistent to the third quarter levels if plant production levels remain consistent.

Other Income (Expenses)
Our other income and expenses for the three months ended June 30, 2009 was interest expense of $293,185 and interest income of $5,562, compared to $480,327 interest expense and $18,610 interest income respectively for the three months ended June 30, 2008. The reduction in interest expenses was a result of reduced debt levels and reduced interest rates.
Results of Operations for the Nine Months Ended June 30, 2009 and 2008
The following table shows the results of our operations for the nine months ended June 30, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$20,431,130	100.00%	$44,198,433	100.00%

Cost of Goods Sold	21,179,322	103.66%	44,083,029	99.74%

Gross Profit (Loss)	(748,192)	(3.66%)	115,404	0.26%

Operating Expenses	1,050,839	5.15%	1,066,353	2.41%

Operating Loss	(1,799,031)	(8.81%)	(950,949)	(2.15%)

Interest Income	26,788	0.13%	72,556	0.16%

Interest Expense	(975,123)	(4.77%)	(1,812,300)	(4.10%)

Net Loss	$(2,747,366)	(13.45%)	$(2,690,693)	(6.09%)

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the nine months ended June 30, 2009 and 2008:

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$19,769,573	96.8%	$40,461,206	96.0%
Glycerin Sales	421,304	2.0%	1,344,663	3.0%
Fatty Acid and Soapstock Sales	240,253	1.2%	392,564	1.0%

Total Sales Revenues	$20,431,130	100.0%	$44,198,433	100.0%

Revenues from operations for the nine months ended June 30, 2009 totaled $20,431,130, compared to $44,198,433 for the same period in 2008. The decrease from period to period is primarily due to a significant decrease in biodiesel demand. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the nine months ended June 30, 2009 was $2,691,060 as compared to $4,506,229 for the nine months ended June 30, 2008. This decrease is also due to a decrease in biodiesel sales.

Cost of Goods Sold
Our cost of goods sold increased as a percentage of our revenues from 99.74% of our revenues for the nine months ended June 30, 2008, to 103.66% of our revenues for the nine months ended June 30, 2009. This increase is primarily due to the impact fixed expenses have on reduced sales volumes. While the amount of depreciation expense remained unchanged it increased by 5.16% as a percentage of revenue.
Operating Expense
Our operating expenses were relatively constant for the nine-month period ended June 30, 2009 compared to the same period of 2008. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Interest Expense
Interest expense decreased to $975,123, compared to $1,812,300 during the same nine-month period in 2008. Our interest expense declined primarily due to our payments toward reducing our revolving credit note and a reduction in our average interest rate.
Changes in Financial Condition for the Nine Months Ended June 30, 2009
The following table highlights the changes in our financial condition:

	June 30, 2009	September 30, 2008
Current Assets	$6,257,080	$11,178,526
Total Assets	44,714,922	51,242,454
Current Liabilities	31,860,298	35,640,464
Members’ Equity	12,854,624	15,601,990
Current Assets
Current assets totaled $6,257,080 at June 30, 2009 down from $11,178,526 at September 30, 2008. The decrease during this period is in part due to lower inventory levels and reduced accounts receivables from the reduction in production caused by the decrease in demand for biodiesel.
Current Liabilities
Total current liabilities totaled $31,860,298 at June 30, 2009, down from $35,640,464 at September 30, 2008. The decrease of $3,780,166 during this period resulted from reduced accounts payables and accrued expenses from the decrease in production discussed above and the reduction to our outstanding debt. Due to the going concern opinion contained in Note 5 to the financial statements, all long-term debt has been classified as current.
Members’ Equity
Total members’ equity as of June 30, 2009 was $12,854,624, down from $15,601,990 as of September 30, 2008. The decrease in total members’ equity is a result of the $2,747,366 loss recognized during the nine months ended June 30, 2009.

Liquidity and Capital Resources
Cash Flow from Operating Activities
Net cash flow provided by operating activities for the nine months ended June 30, 2009 totaled $3,138,582 compared to $419,670 cash provided by operating activities for the nine months ended June 30, 2008. This increase was the result of decreases in accounts receivable and inventory caused by the reduced production. The cash generated from the decrease in accounts receivable and inventory was partially offset by a decrease in accounts payable and accrued expenses.
Cash Flow used in Investing Activities
Net cash flow used in investing activities for the nine months ended June 30, 2009 totaled $457,713, which was related primarily to increases in restricted cash. For the nine months ended June 30, 2008 we used $524,953 in cash in investing activities.
Cash Flow provided by (used in) Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2009 totaled $2,572,371, which was all a result of payments on our long-term debt. For the nine months ended June 30, 2008 we had $712,204 in cash provided by financing activities.
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
On April 2, 2009, we received the Notice from Bankfirst, regarding the loans evidenced by our Loan Agreement. The Notice provides that the Company is in default under the terms of the Loan Agreement due to the fact that beginning March 24, 2009, and continuing thereafter, the Company has failed to maintain monthly Debt Service Coverage, Fixed Charge Coverage, and Current Assets to Current Liabilities ratios as required by Sections 5.02(n), (o), and (p) of the Loan Agreements. Section 5.02(n) requires the Company to continually maintain a Debt Service Coverage ratio of at least 1.50 to 1.00. Section 5.02(o) requires the Company to continually maintain a Fixed Charge Coverage ratio of not less than 1.25 to 1.00. Section 5.02(p) requires the Company to continually maintain a Current Assets to Current Liabilities ratio of not less than 1.50 to 1.00.

The Notice constitutes a notice of default under Section 6.01(b) of the Loan Agreement, which provides we have 30 days to cure each of the above covenant defaults that shall constitute an event of default. The Notice advises, and the Loan Agreements provide, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to Bankfirst under the Loan Agreement or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. Bankfirst has not provided us with a waiver for any of the covenants which were listed in the Notice. We have not been able to cure the defaults.
Thirty days have passed since we received the Notice and Bankfirst has not taken any further action or communicated with us in writing further on the matter. In July, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. As of the date of this report, we have received no written notification as to Bankfirst’s successor. While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the receiver or successor will not accelerate our existing obligations which could greatly affect liquidity.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program. One hundred thousand dollars of the loan is forgivable and the $300,000 principal amount does not bear interest. The balance at June 30, 2009, including the forgivable portion, was $245,000.
In addition, on May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five years and we made our first payment under this loan in December 2008. The balance at June 30, 2009 was $270,863.
Additional Equity Capital and Debt Financing
We are currently experiencing liquidity problems and if our financial condition does not improve, which may not occur given our historical performance and current lack of demand for biodiesel, we may not have sufficient cash flow for operations during the next 12 months. In order to provide adequate cash reserves sufficient to satisfy our Loan Agreement, to comply with our Loan Agreement’s covenants and financial ratios over the next 12 months, and to provide us with adequate cash to fund our operations for the remainder of the fiscal year 2009, we may need to raise additional equity capital, obtain additional short-term debt financing in the near future, or pursue a combination of these two options. To accomplish these objectives, our board of directors may consider pursuing any one or more of the following courses of action:
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
For the three months ended June 30, 2009 we recognized a loss of $40,538 and for the nine months ended June 30, 2009 we recognized a gain of $525,345 on our derivative instruments. This is due primarily to realized and unrealized gains on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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
Distribution to Unit Holders
As of June 30, 2009, the board of directors of the Company had not declared any dividends.
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
Recently Adopted Accounting Standards
Effective with the quarter ended June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and it did not have a material impact on our financial position or results of operations. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 became effective for periods ending after June 15, 2009.
Effective with the quarter ended June 30, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”) and it did not have a material impact on our financial position or results of operations. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76. The Company does not expect that the adoption of SFAS 168 will have a material impact on our financial position or results of operations.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is not required to include this information due to its status as a smaller reporting company.

Item 4T.	Controls And Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial and accounting officer), Todd Willson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are not effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission due to the material weakness discussed below.

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
Our management, including our principal executive officer and principal financial and accounting officer (Chief Executive Officer and Chief Financial Officer), have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
The Company is not required to include this information due to its status as a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the three months ended June 30, 2009. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities.
For the period covered by this report, we were in default under the terms of the Loan Agreement due to the fact that beginning March 24, 2009, and continuing thereafter, the Company has failed to maintain the monthly Debt Service Coverage, Fixed Charge Coverage, and Current Assets to Current Liabilities ratios as required by Sections 5.02(n), (o), and (p) of the Loan Agreements. Section 5.02(n) requires the Company to continually maintain a Debt Service Coverage ratio of at least 1.50 to 1.00. Section 5.02(o) requires the Company to continually maintain a Fixed Charge Coverage ratio of not less than 1.25 to 1.00. Section 5.02(p) requires the Company to continually maintain a Current Assets to Current Liabilities ratio of not less than 1.50 to 1.00.
We received the Notice pursuant to Section 6.01(b) of the Loan Agreement on April 2, 2009, which provides that we have 30 days to cure each of the above covenant defaults that shall constitute an event of default. The Notice advises, and the Loan Agreement provides, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to Bankfirst under the Loan Agreement or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein.

Thirty days have passed since we received the Notice and Bankfirst has not taken any further action or communicated with us further in writing on the matter. We have not cured the defaults. In July, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. As of the date of this report, we have received no written notification as to Bankfirst’s successor. While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the receiver will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern.

Item 4.	Submission of Matters to Security Holders.
We held our Annual Meeting of the Members on May 9, 2009. The purpose of the meeting was to elect three (3) Group II directors. The director nominees were Denny Mauser, Warren Bush, and Richard Gallagher. All of the nominees were incumbent directors. Denny Mauser, Warren Bush, and Richard Gallagher were reelected to serve another three year term each as Group II directors. The votes received for each director nominee are below:

	Affirmative	Against	Abstain
Denny Mauser	6249	650	185
Warren Bush	6149	650	185
Richard Gallagher	6924	150	160
There were no broker non-votes cast. The terms of Groups I and III directors continued after the meeting in addition to the reelected Group II directors. The Group I and III directors are Bill Horan, John Heisdorffer, Ed Hershberger, Michael Bohannan, Mark Cobb, and J. William Pim.

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

IOWA RENEWABLE ENERGY, LLC
Date: August 19, 2009	/s/ Michael Bohannan
Michael Bohannan
Chairman and President

Date: August 19, 2009	/s/ Todd Willson
Todd Willson
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.