Form 10-K/A
period 2008-09-30
Iowa Renewable Energy, LLC
filed 2009-09-10
CIK 1386110

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

Explanatory Note Regarding Amendment No. 1
Iowa Renewable Energy, LLC (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 to provide additional information regarding its related party transactions. We are amending Part III, Item 12 of the Form 10-KSB (filed December 23, 2008), which was originally incorporated by reference from our 2009 Definitive Proxy Statement (filed January 28, 2009) (collectively the “Original Filings”) to reflect this additional information regarding related party transactions and to include an inadvertent failure to disclose the independence of the Company’s compensation committee. Also, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, we are including new certifications by the principal executive officer and principal financial officer of the Company, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Original Filings are unchanged and are not reproduced in this Form 10-KSB/A.
This Form 10-KSB/A continues to speak as of the dates of the Original Filings and other than with respect to the related party transactions described above, does not reflect information obtained after the filing dates of the Original Filings and does not modify or update the disclosures in the Original Filings. Accordingly, in conjunction with reading this Form 10-KSB/A, you should also read all other filings we have made with the Securities and Exchange Commission since the Original Filings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
The Biodiesel Group, LLC (“TBG”) is an entity currently owned by Warren Bush, Denny Mauser and William Horan. Tom Schroeder and Mark Muench were also owners of TBG through 2007. Each of the prior or current owners of TBG has served or currently serves as a director on our board. Warren Bush, Denny Mauser, and William Horan currently serve as directors on our board. In addition to its principals serving on our board of directors, we contracted with TBG for consulting services, including assistance with negotiation of various contracts, assistance in the planning of our equity marketing effort, and assistance in securing debt financing services. Renewable Energy Group, Inc. (“REG”) and TBG had an agreement, pursuant to which TBG received a total of $450,000 from REG for development services and expenses incurred in connection with the development of our plant and several other biodiesel projects. The $450,000 was paid by REG to TBG in multiple installments made from December 6, 2005 through October 12, 2007. It is our understanding that the October 12, 2007 payment was the last payment. Such payments may have given Messers. Bush, Schroeder, Mauser, Horan and Muench an interest in transactions between REG and IRE. We paid REG approximately $40,664,000 under the terms of our design-build agreement for material and labor to construct the plant. The last payment to REG under the design-build agreement was made on January 31, 2008. For our fiscal year ended September 30, 2008, IRE paid REG $923,687 in fees under our Management and Operational Services Agreement with REG.
Cobb Oil Inc. (“Cobb Oil”) is an entity owned by Mark Cobb, who also serves as a director on our board. Beginning in May 2006, REG has sold biodiesel to Cobb Oil. The current agreement, through June 30, 2010, calls for Cobb Oil to purchase biodiesel from REG at a function of the current spot price, plus applicable taxes and freight. During 2009, IRE implemented a policy to have one member from the executive committee (which is Michael Bohannan, Mark Cobb and Richard Gallagher), one member of the hedging committee (which is Michael Bohannan, Mark Cobb and Ed Hershberger), the CFO and the plant manager approve the contracts that REG proposes to be sourced from IRE. While Mr. Cobb often approves the contracts that REG proposes to be sourced from IRE as the representative of the hedging committee, when the Cobb Oil contract came before the committee for approval in July 2009, Mr. Hershberger executed the approval of the contract as the representative of the hedging committee. For the calendar year 2008, Cobb Oil purchased approximately $1.8 million dollars of biodiesel from REG. The large majority of this biodiesel was sourced from IRE. The agreement between Cobb Oil and REG may have given Mr. Cobb an interest in transactions between REG and IRE. We paid REG approximately $40,664,000 under the terms of our design-build agreement for material and labor to construct the plant. The last payment to REG under the design-build agreement was made on January 31, 2008. For our fiscal year ended September 30, 2008, IRE paid REG $923,687 in fees under our Management and Operational Services Agreement with REG.
Transactions with Promoters and Control Persons
Since our inception, our promoters have received the following compensation:
Each of our directors was involved in the startup of our operations and, therefore, is considered a promoter. We entered into a consulting agreement with The Biodiesel Group, as a project development and equity consultant. The Biodiesel Group is owned and operated by three of our current directors: Warren L. Bush; William J. Horan; and Denny Mauser. The Biodiesel Group had two additional owners — Tom Schroeder and Mark Muench — who were Directors of the Company until our 2008 Annual Meeting when their terms expired and they did not stand for re-election. Upon execution of the consulting agreement with The Biodiesel Group and in anticipation of the receipt of certain consulting services, we transferred 100 units to each of the five members of The Biodiesel Group. In exchange, The Biodiesel Group provided assistance with negotiation of various contracts, assistance in the planning of our equity marketing effort, and assistance in securing debt financing services up until the date of the closing of a loan transaction to finance construction of the project. In addition, we agreed to pay to The Biodiesel Group a total consulting fee of $75,000 payable at a rate of $12,500 per month during the contract term. These consulting fees were indirect compensation to Warren L. Bush, William J. Horan, Denny Mauser, Tom Schroeder and Mark Muench. The contract term expired when our debt financing closed on October 26, 2006.

In addition, our board approved a membership unit option agreement for all of our directors. Under the agreement, each of the directors had the option to purchase 100 units for a purchase price of $500 per unit upon execution of definitive loan documents. The fair value of the Company’s stock at the time the options were granted was $1,000 per unit. As a result $600,000 of stock based compensation was reflected in the Company’s statement of operations for the year ended September 30, 2006 based on the difference between the exercise price and the fair market value of the underlying units on the date the options were granted. Each of our directors, with the exception of J. William Pim, exercised this option. This option expired 30 days after we closed on our debt financing, which was October 26, 2006.
In June 2007 our directors passed a resolution to compensate directors for the services they provide in that capacity. The compensation arrangement provides each director will receive $500 per month. Each member of the audit committee will receive an additional $250 per month and the Chairman will receive an additional $500 a month. Each director will receive another $250 per month if at the end of the year Iowa Renewable Energy has a 15% return on investment for that year, and an additional $250 per month if Iowa Renewable Energy meets all financial agreements with the lenders and the director attends at least nine out of 12 board meetings. In addition, directors will be paid mileage at the standard IRS rate and be reimbursed for expenses related to their service as director. Directors will also be paid $200 per day for meetings attended, other than board meetings, as a director. This plan was effective as of July 2007. On October 16, 2007 we entered into a compensation agreement with J. William Pim to pay Mr. Pim $50 per hour for services he provides to us as our Chief Financial Officer. The agreement with Mr. Pim expired on May 20, 2008 when Mr. Pim resigned from the position as our Chief Financial Officer.
The following table summarizes the compensation paid to our promoter directors from our inception through January 2008.

	FEES			NON-EQUITY
	EARNED		OPTION	INCENTIVE PLAN
	OR PAID	STOCK	AWARDS	COMPENSATION	OTHER
DIRECTOR	IN CASH	AWARDS	(1)	(2)	COMPENSATION		TOTAL
Michael Bohannan
Inception through Sept 30, 2006	—	—	$51,455	—	—		$51,455
FYE Sept 30, 2007	$3,000	—	—	—	$298		$3,298
FYE Sept 30, 2008	$12,000	—	—	$1,500	$1,175		$14,675
Oct 1, 2008 - January 2009	$4,000	—	—	$1,500	$195		$5,695

TOTAL	$19,000	—	$51,455	$3,000	$1,668	(3)	$75,123

Mark Cobb
Inception through Sept 30, 2006	—	—	$51,455	—	—		$51,455
FYE Sept 30, 2007	$2,250	—	—	—	—		$2,250
FYE Sept 30, 2008	$9,000	—	—	$1,500	—		$10,500
Oct 1, 2008 - January 2009	$3,000	—	—	$1,500			$4,500

TOTAL	$14,250	—	$51,455	$3,000	—		$68,705

Richard Gallagher
Inception through Sept 30, 2006	—	—	$51,455	—	—		$51,455
FYE Sept 30, 2007	$1,500	—	—	—	—		$1,500
FYE Sept 30, 2008	$6,000	—	—	$1,500	—		$7,500
Oct 1, 2008 - January 2009	$2,000	—	—	$1,500	$903		$4,403

TOTAL	$9,500	—	$51,455	$3,000	$903	(4)	$64,858

	FEES					NON-EQUITY
	EARNED			OPTION		INCENTIVE PLAN
	OR PAID		STOCK	AWARDS		COMPENSATION	OTHER
DIRECTOR	IN CASH		AWARDS	(1)		(2)	COMPENSATION		TOTAL
J. William Pim
Inception through Sept 30, 2006	—		—	$51,455	(6)	—	$925		$52,380
FYE Sept 30, 2007	$1,500		—	—		—	$77		$1,577
FYE Sept 30, 2008	$10,075	(5)	—	—		$1,500	$492		$12,067
Oct 1, 2008 - January 2009	$2,000		—	—		$1,500	$281		$3,781

TOTAL	$13,575		—	$51,455		$3,000	$1,775	(7)	$69,805

Warren Bush
Inception through Sept 30, 2006	—		$50,000	$51,455		—	$5,010		$106,465
FYE Sept 30, 2007	$2,250		—	—		—	$480		$2,730
FYE Sept 30, 2008	$9,000		—	—		$1,500	$667		$11,167
Oct 1, 2008 - January 2009	$3,000		—	—		$1,500	—		$4,500

TOTAL	$14,250		$50,000	$51,455		$3,000	$6,157	(8)	$124,862

Bill Horan
Inception through Sept 30, 2006	—		$50,000	$51,455		—	—		$101,455
FYE Sept 30, 2007	$1,500		—	—		—	—		$1,500
FYE Sept 30, 2008	$6,000		—	—		—	—		$6,000
Oct 1, 2008 - January 2009	$2,000		—	—		—	$808		$2,808

TOTAL	$9,500		$50,000	$51,455		—	$808	(9)	$111,763

Ed Hershberger
Inception through Sept 30, 2006	—		—	$51,455		—	—		$51,455
FYE Sept 30, 2007	$2,250		—	—		—	—		$2,250
FYE Sept 30, 2008	$9,000		—	—		$1,500	—		$10,500
Oct 1, 2008 - January 2009	$3,000		—	—		$1,500	—		$4,500

TOTAL	$14,250		—	$51,455		$3,000	—		$68,705

Denny Mauser
Inception through Sept 30, 2006	—		$50,000	$51,455		—	$272		$101,727
FYE Sept 30, 2007	$1,500		—	—		—	$492		$1,992
FYE Sept 30, 2008	$6,000		—	—		$1,500	$806		$8,306
Oct 1, 2008 - January 2009	$2,000		—	—		$1,500	—		$3,500

TOTAL	$9,500		$50,000	$51,455		$3,000	$1,570	(10)	$115,525

John Heisdorffer
Inception through Sept 30, 2006	—		—	$51,455		—	$901		$52,356
FYE Sept 30, 2007	$1,500		—	—		—	—		$1,500
FYE Sept 30, 2008	$6,000		—	—		$1,500	$6,117		$13,617
Oct 1, 2008 - January 2009	$2,000		—	—		$1,500	—		$3,500

TOTAL	$9,500		—	$51,455		$3,000	$7,018	(11)	$70,973

	FEES			NON-EQUITY
	EARNED		OPTION	INCENTIVE PLAN
	OR PAID	STOCK	AWARDS	COMPENSATION	OTHER
DIRECTOR	IN CASH	AWARDS	(1)	(2)	COMPENSATION	TOTAL
Jimmie Hanshaw
Inception through Sept 30, 2006	—	—	$51,455	—	—	$51,455
FYE Sept 30, 2007	$1,500	—	—	—	—	$1,500
FYE Sept 30, 2008	$3,000	—	—	$1,500	—	$4,500
Oct 1, 2008 - January 2009	—	—	—	$1,500	—	$1,500

TOTAL	$4,500	—	$51,455	$3,000	—	$58,955

Mark Muench
Inception through Sept 30, 2006	—	$50,000	$51,455	—	—	$101,455
FYE Sept 30, 2007	$1,500	—	—	—	—	$1,500
FYE Sept 30, 2008	$3,000	—	—	$1,500	—	$4,500
Oct 1, 2008 - January 2009	—	—	—	$1,500	—	$1,500

TOTAL	$4,500	$50,000	$51,455	$3,000	—	$108,955

Tom Schroeder
Inception through Sept 30, 2006	—	$50,000	$51,455	—	—	$101,455
FYE Sept 30, 2007	$1,500	—	—	—	—	$1,500
FYE Sept 30, 2008	$3,000	—	—	—	—	$3,000
Oct 1, 2008 - January 2009	—	—	—	—	—	—

TOTAL	$4,500	$50,000	$51,455	—	—	$105,955

(1)	In accordance with FAS 123R, the value of the options were computed to be $514.55 per unit based upon the minimum valuation method using a discount rate of 4.5% for 8 months.

(2)	Annual bonus, based on director compensation plan, was paid in January 2008 and January 2009.

(3)	This amount includes $1,338 paid in mileage and $330 for meal and travel related expenses paid to Mr. Bohannan.

(4)	Mileage reimbursement to Mr. Gallagher.

(5)	This amount includes $4,075 that was paid to Mr. Pim for services during the time he was our Chief Financial Officer.

(6)	For stock options, compensation is considered to be paid at the time the option is granted. Mr. Pim was granted this option, however, it expired unexercised.

(7)	This amount includes $773 in mileage reimbursement, and $1,002 in meal and travel related expenses reimbursed to Mr. Pim.

(8)
Mr. Bush billed us $5,010 for legal services he provided us prior to our fiscal year beginning October 1, 2006. We have not paid Mr. Bush for his legal services. The remaining amount includes $667 in mileage reimbursement, and $492 in meal and travel related expenses reimbursed.

(9)	Mileage reimbursement to Mr. Horan.

(10)	This amount includes $1,077 for mileage reimbursement, and $493 in reimbursement of meals and travel related expenses to Mr. Mauser.

(11)	This amount includes $6,406 for mileage reimbursement, and $612 in reimbursement of meals and travel related expenses to Mr. Heisdorffer.
Director Independence
The board is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. All of our directors, however, are independent, as defined by NASDAQ Rule 4200, with the exception of Michael Bohannan, who is not considered independent under NASDAQ Rule 4200 due to his status as an executive officer of the Company. The Company does not have its own definition for determining the independence of its directors, except for those directors on the audit committee and this definition is discussed below.

Audit Committee
The Board of Directors created an audit committee in January 2007, which operates under a charter adopted by the Board of Directors in February 2007 and amended in April 2008 (the “Charter”). The April 2008 amendments to the Charter updated the definition of independent to make it more consistent with NASDAQ definitions. Under the Charter, the audit committee must have at least three members. The Board of Directors appointed Warren Bush, Mark Cobb and Ed Hershberger to the audit committee. The audit committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, all of our audit committee members are independent within the definition of independence provided by NASDAQ Rules 4200. NASDAQ Rule 4200, however, cross references to more stringent standards under NASDAQ Rule 4350 for audit committees. Audit committees under NASDAQ Rule 4350 require the entire audit committee to be independent, and we meet this requirement. In addition, our audit committee charter requires a majority of our audit committee to be independent as defined in the Charter. All of our members of the audit committee are independent under the definition in our Charter.
The Board of Directors has determined that we do not currently have a financial expert serving on our audit committee. We do not have a financial expert serving on our audit committee because no member of our Board of Directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-B. The Board of Directors intends to consider such qualifications in future nominations to our Board of Directors and appointments to the audit committee. In the meantime, the Board of Directors has hired Sue Stetzel, a CPA with Latta Harris, as an advisor to assist the audit committee until a member of the audit committee qualifies as a financial expert.
During the fiscal year ended September 30, 2008, the audit committee held five meetings. All of the audit committee members attended at least 75% of the audit committee meetings held during the fiscal year ending September 30, 2008.
The Charter is not available on our website, however, a current copy of our audit committee charter is included as an appendix to proxy statement for our 2009 Annual Meeting.
Nominating Committee
The Board of Directors has acted as the nominating committee for the Company and no separate nominating committee has been formed to date. The Board of Directors, acting as the nominating committee met once during the fiscal year ended September 30, 2008. Based upon the size of the Company and the board’s familiarity with the Company since inception, the board has determined that each of the directors is qualified to suggest nominees for consideration to the nominating committee. The major responsibilities of the nominating committee are to:
•	Develop a nomination process for candidates to the Board of Directors;

•	Establish criteria and qualifications for membership to the Board of Directors;

•	Identify and evaluate potential director nominees;

•	Fill vacancies on the Board of Directors; and

•	Recommend nominees for election or re-election.
The nominating committee does not operate under a charter and it does not have a policy with regard to the consideration of any director candidates recommended by members. The Board of Directors believes that this is appropriate since this is only the Company’s third director election. The nominating committee may establish in the future a charter and develop policies and procedures for evaluating potential director candidates whether presented by members or selected by the nominating committee. The nominating committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, with the exception of Michael Bohannan, who is an executive officer, each of our directors are independent within the definition of independence provided by NASDAQ Rules 4200 and 4350.

Compensation Committee
The Board of Directors appointed Richard Gallagher, Denny Mauser, and Ed Hershberger to serve as members of the compensation committee of the Board of Directors They were appointed to the committee in January 2008. The compensation committee has direct responsibility with respect to the compensation of the Company’s chief executive officer and oversees the compensation of our other executive officers. The compensation committee has the overall responsibility for approving and evaluating our director and executive compensation plans, policies and programs. The compensation committee met once during the fiscal year ending September 30, 2008. All of the compensation committee members attended at least 75% of the compensation committee meetings held during the fiscal year ending September 30, 2008. The compensation committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, each of our compensation committee members are independent within the definition of independence provided by NASDAQ Rules 4200 and 4350.
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

IOWA RENEWABLE ENERGY, LLC

Date: September 9, 2009	/s/ Mike Bohannan Mike Bohannan
Chairman and President

Date: September 9, 2009	/s/ Todd Willson Todd Willson
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 9, 2009	/s/ Mike Bohannan Mike Bohannan
Chairman and President

Date: September 9, 2009	/s/ Mark Cobb Mark Cobb
Vice Chairman and Director

Date: September 9, 2009	/s/ Dick Gallagher Dick Gallagher
Secretary and Director

Date: September 9, 2009	/s/ Warren L. Bush Warren L. Bush, Director

Date: September 9, 2009	/s/ William J. Horan William J. Horan, Director

Date: September 9, 2009	/s/ Edwin J. Hershberger Edwin J. Hershberger, Director

Date: September 9, 2009	/s/ John Heisdorffer John Heisdorffer, Director

Date: September 9, 2009	/s/ William J. Pim William J. Pim, Director

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350