Form 10-K
period 2009-09-30
Iowa Renewable Energy, LLC
filed 2009-12-29
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2009

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
26,331
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of December 1, 2009, the aggregate market value of the membership units held by non-affiliates (computed by reference to the issuer’s offering price of such membership units in its 2006 state registered offering, as no current trading market exists for such membership units) was $23,581,000.
As of December 15, 2009, there were 26,331 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

AVAILABLE INFORMATION
Our website address is http://www.iowarenewableenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-K.
PART I
ITEM 1. BUSINESS.
Business Development
Our plant’s construction is fully complete. We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007; with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the fourth quarter of fiscal year 2009, we operated our plant at approximately 36% of our plant’s capacity.
Most of our shutdowns have been due to:
•	Lack of biodiesel contracts at profitable margins;

•	Our inability to obtain adequate amounts of feedstock in a timely manner;

•	Our inability to obtain adequate amounts of feedstock at competitive costs;

•	Lack of demand for biodiesel;

•	Inadequate funds to obtain feedstock due to having to pay for feedstock while waiting for payments from our biodiesel sales; and

•	Insufficient working capital to operate our business.
From October 1, 2008 through September 30, 2009 we produced approximately 9,507,597 gallons of biodiesel, which is only approximately 32% of our plant’s capacity. We anticipate operating the plant at similar levels during our fiscal year 2010; however, our ability to operate depends upon many factors outside of our control, such as demand for biodiesel, price for biodiesel, cost of feedstock, and possible expiration of the blenders credit. If demand for biodiesel remains at its current low levels, or drops further during our 2010 fiscal year, we will likely operate our plant even less during our 2010 fiscal year. We do not anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that we can obtain contracts for at least the same number of gallons as produced during fiscal year 2009, then we may operate at a lower production rate than during fiscal year 2009. In addition, we have been experiencing liquidity difficulties since beginning operations and if these conditions do not improve, or get worse, during our 2010 fiscal year, then we will likely be unable to purchase sufficient feedstock to operate our plant at the levels we operated during fiscal year 2009.
Since our start-up of operations we have been dealing with short term liquidity issues. We currently only have contracts to sell approximately 75,000 gallons of biodiesel after December 31, 2009. In addition, if the blenders tax credit is not extended, our marketer does not anticipate it will have any contracts for us in January or February. On February 1, 2008, our $34,715,000 loan with Marshall Bankfirst Group (Bankfirst) converted from a construction loan to a term loan, which requires monthly principal and interest payments. As of the date of this report, we have timely paid all of our monthly payments under the loan, however, for the September and October payments, we made draws from our debt service reserve for the principal portion of the payments. We began to replenish the draw on our debt service reserve in December 2009 and plan to fully replenish the debt service draw by the middle of January 2010. The loan agreements and related documents, including the mortgage, security agreement, and promissory notes (collectively, the “Loan Agreement”) contain covenants that require a minimum ratio for current assets to current liabilities (working capital ratio) and a minimum debt coverage and fixed charge coverage ratios. On April 2, 2009, we received a written notice of default from Bankfirst (the “Notice”). The Notice constituted a notice of default under Section 6.01(b) of the Loan Agreement, which provides the Company has 30 days to cure the covenant defaults or it will be considered an event of default. The Notice advises, and the Loan Agreement provides, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to them under the Loan Agreement, by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. We have not been able to cure the defaults. Thirty days have passed since we received the Notice and Bankfirst has not communicated with us in writing further on the matter. In July 2009, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. We are currently working with OSM, a bank out of Minneapolis, Minnesota, as an interim administrative bank to make payments under our Loan Agreement, until permanent assignment of our Loan Agreement is made. We anticipate that early in the calendar year 2010 Met Life will assume lead bank status under our Loan Agreement and we will begin making payments to Bankers Trust as the permanent administrative bank under our Loan Agreement. However, as of the date of this report, we have received no written notification as to Bankfirst’s successor. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and have received a written offer sheet from Washington State Bank and Federation Bank, both participant banks in our Loan Agreement, for a line of credit of up to $1.5 million. If we close on a new line of credit, we anticipate this would improve our liquidity.
While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the receiver or new lead lender will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. In addition, the blenders credit is set to expire on December 31, 2009 and if it is not extended, we would likely be unable to produce and sell biodiesel profitably, which would likely result in significant plant shut downs either on a temporary or permanent basis. These liquidity issues raise doubt about whether we will continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance and the anticipated seasonal decrease in demand for biodiesel, we will continue to be in violation of these covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.
As discussed in the accompanying financial statements, we have generated accumulated losses of $10,884,041 since inception and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern (See Note 6 to the financial statements). In the event our lender declares a default under the Loan Agreement and elects to accelerate our payments under the Loan Agreement or take possession of our assets securing the Loan Agreement, we may be forced to shutdown the plant and our members could lose some or all of their investment. In addition, the blenders credit is set to expire on December 31, 2009 and if it is not extended, we would likely be unable to produce and sell biodiesel profitably, which would likely result in significant plant shut downs either on a temporary or permanent basis. These losses and risk of default have raised doubts as to our ability to continue as a going concern.
General Demand
The biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. In 2008, the Renewable Fuels Association reported that a record 9.0 billion gallons of ethanol were produced in the United States. However, the biodiesel industry produced only approximately 700 million gallons of biodiesel in 2008, constituting only a small part of the U.S. diesel fuel market and a fraction of the amount of 2008 ethanol production. Total 2008 biodiesel production is also significantly less than current national biodiesel production capacity. The National Biodiesel Board estimates that as of June 22, 2009 (the latest date for which information is available), national biodiesel production capacity totaled approximately 2.69 billion gallons per year. Some plants are currently closed and some do not currently operate at full capacity due to this excess production capacity and other economic factors. The National Biodiesel Board estimates that production capacity could increase by another 427.8 million gallons if the plants currently under construction or engaged in expansion begin production.

While there have been some uncertain or negative public opinion regarding biodiesel, in July 2009 there was a change to the ASTM standards which allows up to 5% biodiesel to be blended in with petroleum diesel and the product to still be labeled as petroleum diesel. This may increase demand for biodiesel and offset some of the negative public opinions the biodiesel industry has faced.
Principal Products and Markets
The principal products produced at our plant are biodiesel and crude glycerin. Iowa Renewable Energy’s biodiesel facility is able to pretreat crude vegetable oils and animal fats. Our plant, however, does not have a soybean crushing facility and we are not capable of producing pharmaceutical grade glycerin. The plant is capable of having an annual capacity to process approximately 160,000,000 pounds of soybean oil and 70,000,000 pounds of animal fats and grease into approximately 30 million gallons of biodiesel and 3 million gallons of crude glycerin per year. Our equipment does, however, allow a variance from this ratio to compensate for changes in feedstock cost and availability. During the fiscal year ended September 30, 2009 we processed approximately 13,488,750 pounds of soybean oil and 60,800,171 pounds of animal fats and grease into 9,507,597 gallons of biodiesel and 7,797,330 pounds of crude glycerin.
We anticipate that we will continue to operate the plant at a similar ratio in the upcoming fiscal year, so long as feedstock costs remain at similar levels. If feedstock costs fluctuate, we will adjust what feedstocks we use accordingly so as to produce our biodiesel in the most cost-effective manner.
Primary Product-Biodiesel
Biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources. Biodiesel primarily used in compression ignition (diesel) engines and biodiesel can also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats, that can be used as feedstock for our facility. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol. The methanol can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel.
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
Wholesale Market/Biodiesel Marketers
The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B100) biodiesel from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy of Chelsea, Massachusetts, Eco-Energy, Inc. of Franklin, Tennessee, and REG, Inc. of Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. We have entered into a Management and Operational Services Agreement (the “MOSA”) with REG, Inc. (“REG”) to market the biodiesel we produce at our facility. On April 3, 2009, however, we received a written notice of termination of the MOSA from REG. The notice states that it shall constitute the twelve (12) month advance termination notice required by Section 6 of the MOSA and that the MOSA will terminate effective as of July 12, 2010. REG provided the notice of termination due to changes in the biodiesel market since the MOSA was originally signed. REG has proposed that the parties review and cooperate to negotiate a new contract on terms mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be signed with REG. We are also exploring other options for the marketing of our biodiesel, in the event a new contract is not signed. We may be unable to find a new company to provide these management and operational services, or we may not enter into a new agreement on favorable terms. Any lack of a provider for these services would have a negative impact on our revenues. See “Distribution of Principal Products” and “Dependence on One or More Major Customers” below.
Retail Market
The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy products from manufacturers and sell them to retailers, for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. If demand for biodiesel were to increase, then the present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. Areas that would require expansion include, but are not limited to:
•	additional storage facilities for biodiesel;
•	expansion in refining and blending facilities to handle biodiesel; and
•	growth in service stations equipped to handle biodiesel fuels.

With greater consumer awareness of renewable fuels, we anticipate that the availability of biodiesel may increase in the future. However, substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
International Markets
Through our marketer, REG, we expect that a portion of our biodiesel may be sold abroad to international markets, particularly Europe. However, we are unable to track precisely where our biodiesel is delivered or how much of it is exported to Europe or other international markets. In some instances, we believe that international biodiesel sales may return greater profits than domestic biodiesel sales. However, demand for international sales have been greatly reduced as a result of anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009, that the tariffs would be extended through 2014. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel.
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
Glycerin Markets and Demand
In 2006, excess production of glycerin caused the price of crude glycerin to decline dramatically, to the point that some producers had to pay to dispose of their glycerin. Since then glycerin prices have been experiencing an increase. As of early December 2009, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices were approximately 5 to 6 cents per pound. REG currently markets the glycerin produced at our plant pursuant to our MOSA. If oversupply of glycerin and low glycerin prices occur it may limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.
Relatively higher refined glycerin prices, averaging approximately 32 to 36 cents per pound according to the Jacobsen Biodiesel Bulletin in December 2009, have prompted some of our competitors, such as Cargill Inc. (Cargill) and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
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

Distribution of Principal Products
We entered into the MOSA with REG for the purpose of management and operational services. These services include REG marketing all of our biodiesel and glycerin. We pay REG a fee of 5.7 cents per gallon of biodiesel produced for all the services under this agreement. REG estimates a break down of this fee to be two cents (2¢) per gallon for biodiesel marketing services. Additionally, REG estimates one fifth cent (1/5¢) per gallon of this fee to be for the sales and marketing of glycerin. The sales and marketing services of REG include certain transportation services such as: arranging for transportation, logistics, and scheduling of biodiesel shipments; where advantageous, arranging for leased tankers for rail shipments; analyzing and auditing bulk transportation providers; overseeing reconciliation of shipments, invoicing and payments on a weekly basis; and providing invoicing and accounts receivable management for biodiesel shipments. Under the terms of the agreement, REG takes title to the product when loaded for delivery FOB the plant.
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
On April 3, 2009, however, we received a written notice of termination of the MOSA from REG. The notice states that it shall constitute the twelve (12) month advance termination notice required by Section 6 of the MOSA and that the MOSA will terminate as of July 12, 2010. Loss of a marketing company, if we are unable to negotiate a new agreement with REG or unable to find a new marketing company, would have a significant negative impact upon our revenues. Pursuant to our MOSA, for the fiscal year ended September 30, 2009, we recognized an expense of approximately $541,932 under this agreement.
Sources and Availability of Raw Materials
Feedstock Cost and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Our plant is capable of pretreating crude vegetable oil, including soybean oil and corn oil, and animal fats and utilizing the same to produce biodiesel. Animal fat has been less expensive to acquire than soybean oil and, accordingly, we attempt to use as much animal fat feedstock as possible so long as producing our biodiesel from animal fat would return greater profit margins. Animal fat biodiesel demand, however, does typically decline in the colder fall and winter months and, accordingly, our use of animal fats have been declining during such months. In fiscal year 2009, we also continued to utilize corn oil as a lower-cost feedstock alternative to soybean oil. We anticipate that we will continue to use corn oil as a feedstock source for so long as its use returns greater profit margins as compared to soybean oil. The USDA December 2009 Oil Crops Outlook report provides that the average November 2009 price for corn oil was 38.12 cents per pound, which was slightly higher than the November 2009 price for soybean oil of 36.59 cents per pound.
In the event we cannot obtain adequate supplies of feedstock at affordable prices, our ability to operate profitably may be materially impaired. We may be forced to shut down the plant temporarily or even permanently. Due to the increased prices for our inputs, decreased demand for biodiesel and our liquidity issues, we have experienced temporary shutdowns and are currently operating well below our capacity. For the fourth quarter of the year ended September 30, 2009, our plant operated at approximately 36% of its capacity, averaging 32% capacity production during the twelve months ended September 30, 2009. Continued plant shutdowns and increased feedstock costs may reduce our revenues and the value of your investment.

Soybean Oil
The ten-year average price for soybean oil is approximately 26 cents per pound. However, soybean oil prices have been extremely volatile, reaching record highs in the summer of 2008 and sharply declining thereafter. The USDA December 2009 Oil Crops Outlook report provides that the average November 2009 soybean oil price was approximately 36.59 cents per pound, which is below the July 2008 peak prices of 62.54. The drop in soybean oil prices was likely caused by the changing global economic conditions triggered by the recent failure of various major U.S. financial institutions, the passage of the federal government’s $700 billion bailout plan, the tightening of credit markets and the economic downturn experienced by the U.S. and other countries. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil prices in Iowa for the week of December 11, 2009 ranged from 35.59 to 38.15 cents per pound. The USDA forecasted that these soybean oil prices will remain in this range during the 2009/2010 marketing season, with a predicted price range of 35.5 to 38.5 cents per pound. The charts below show U.S. soybean oil prices over the past ten years and for each month from the beginning of the 2008/2009 marketing year to November 2009:
U.S. Soybean Oil Average Prices for the Past 10 Years

Marketing Year	Price (cents)
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03

2008/09	32.16

2009/2010	35.5-38.5	(1)

U.S. Soybean Oil Average Prices for 2008-2009
Marketing Year

Month	Price (cents)
October 2008	35.50
November 2008	31.55
December 2008	29.30
January 2009	32.16
February 2009	28.93
March 2009	28.23
April 2009	32.76
May 2009	36.06
June 2009	35.66
July 2009	31.08
August 2009	33.69
September 2009	30.96
October 2009	33.15
November 2009(1)	36.59

(1)	Preliminary Price
Data provided by USDA, Oil Crops Outlook Report, December 11, 2009
Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil and sold. Any increase in the cost of soybean oil will negatively impact our ability to generate revenues and profits. Conversely, if the soybean oil price drops, this would have a positive impact on our revenues. Due to high soybean oil costs throughout most of the 2009 fiscal year, we have been using alternative forms of feedstock as substitutes for soybean oil to the greatest extent possible. These substitutes include animal fat and corn oil. However, prices for these alternative feedstocks have tended to increase along with the cost of soybean oil. Accordingly, we will continue to explore additional low-cost feedstocks and utilize soybean oil to the extent it remains a profitable and marketable option.
Increased competition with other biodiesel plants for soybean oil may result in prices again increasing for soybean oil. Accordingly, the number of acres of soybeans planted and harvested can impact the price of and competition for soybean oil. In its December 2009 Oil Crops Outlook report, the USDA reported that 74.7 million soybean acres were harvested in the 2008-2009 crop year. The portion of that used to make biodiesel is not expected to increase significantly due to the competition from other vegetable oils and animal fats being used as alternative sources of feedstock.
Animal Fats and Other Alternative Feedstocks
Our plant is also capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat costs have also increased over the past several years. Animal fat costs peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their recent peak, animal fat costs are nonetheless higher than their historical average. The USDA December 2009 Oil Crops Outlook report provides that the average November 2009 prices for lard and edible tallow were 30.07 and 29.65 cents per pound, respectively. The USDA predicted lard and edible tallow prices could increase slightly for 2009/2010, ranging from 28.5 to 31.5 cents per pound for lard and 29.5 to 32.5 cents per pound for edible tallow. If animal fat prices increase such that it is not profitable to use this feedstock, we may again increase our use of soybean oil.

The charts below show U.S. lard and edible tallow prices over the past ten years and for each month from the beginning of the 2008/2009 marketing year to November 2009:
Lard & Edible Tallow Average Prices for Past Ten Years

			Edible
			Tallow
Marketing Year	Lard (cents)		(cents)
1999/00	13.64		13.21
2000/01	14.61		13.43
2001/02	13.55		13.87
2002/03	18.13		17.80
2003/04	26.13		22.37
2004/05	21.80		18.48
2005/06	21.74		18.16
2006/07	28.43		27.32
2007/08	40.85		41.68
2008/09	26.72		25.47
2009/2010	27.5-31.5	(1)	29.5-32.5	(1)
Lard & Edible Tallow Average Prices for 2008-2009
Marketing Year

			Edible
			Tallow
Month	Lard (cents)		(cents)

October 2008	37.07		26.97
November 2008	26.40		18.13
December 2008	20.00		17.50
January 2009	25.36		23.36
February 2009	20.31		21.40
March 2009	19.49		19.42
April 2009	23.36		23.77
May 2009	29.00		28.92
June 2009	30.06		30.14
July 2009	27.63		27.64
August 2009	32.20		34.14
September 2009	29.73		34.21
October 2009	25.75		27.63
November 2009	30.07	(1)	29.65	(1)

(1)	Preliminary Prices
Data provided by USDA, Oil Crops Outlook Report, December 11, 2009
We have also been using corn oil that we obtain from ethanol plants as an alternative feedstock from time to time. We expect that, like animal fats, corn oil may be a less costly feedstock alternative to soybean oil. The National Weekly Ag Energy Round-Up for the week of December 11, 2009 indicates that crude corn oil costs in the Midwest ranged from 39.5 cents to 40.5 cents per pound. Corn oil-based biodiesel has cold flow properties similar to those of soybean oil-based biodiesel and accordingly, we may be able to continue to use corn oil as feedstock in the fall and winter months when demand for animal fat-based biodiesel could decrease. Corn oil, however, tends to cause a waxy substance to build-up during the production process. Due to this build-up, we expect that we will not be able to produce any biodiesel blends containing greater than 5% corn oil. The unique characteristic of corn oil could cause it to be a less desirable feedstock then other feedstocks. The amount of corn oil that we will be able to acquire will likely depend upon the rate in which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil.
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
To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that our marketer will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are currently producing biodiesel from soybean oil, corn oil, and animal fats. Approximately 80% of our biodiesel production for fiscal year 2009 was animal fat biodiesel blends, which is a significant increase from the 68% in fiscal year 2008, which means we will likely be more effected by seasonal downtrends and lack of demand for biodiesel produced from animal fat during the winter months.
Hedging
Due to fluctuations in the price and supply of feedstock, we have utilized forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply, however; as of the date of this report we do not have any forward contracts. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Commodity Price Risk Protection.”
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
The inability of REG to obtain adequate feedstock for our facility at economical prices, or at all, could have significant negative impacts on our ability to produce biodiesel and on our revenues. On April 3, 2009 we received a termination notice of our MOSA from REG. The MOSA is thus set to expire July 10, 2010. If we cannot negotiate a new agreement with REG, enter into a marketing agreement with a new company, or successfully market our biodiesel on our own, our revenues will be negatively impacted.
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
New Products and Services
We have not introduced any new products or services during the fiscal year ended September 30, 2009.
Government Regulation and Federal Biodiesel Supports
Federal Biodiesel Supports
We expect demand for biodiesel in the United States to grow due to the demand for cleaner air, an emphasis on energy security, and the Renewable Fuels Standard and other government support of renewable fuels. The Energy Policy Act of 2005 and Jobs Bill established the groundwork for biodiesel market development. The Energy Independence and Security Act of 2007 was designed to further encourage the production and use of biodiesel in the United States.

Renewable Fuels Standard
The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS, as amended by the EISA, does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-diesel requirements. The RFS was modified in 2007 to require that advanced biofuels reduce life cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed in transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. The EPA’s draft results did not measure biodiesel produced from corn oil. The EPA has announced that it intends to publish final rules prior to the end of 2009; however, as of the date of this filing, such final rules have not been released. The EPA has suggested that the final rules will take into account estimates for the uncertainty of the inclusion of indirect land use changes in its calculations of greenhouse gas emissions.
We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS, and demand for biodiesel from soybean oil will not be increased if the EPA rules determine soybean oil-based biodiesel does not qualify for the RFS. As of June 22, 2009, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.69 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand. We also anticipate that the expanded RFS will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.
Biodiesel Tax Credit
The American Jobs Creation Act of 2004 originally created the biodiesel blender’s excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the blender’s credit, it provides a tax credit of $1.00 per gallon for biodiesel. The blender’s credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blender’s credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The blender’s credit also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The blender’s credit was set to expire on December 31, 2008, but was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”) and as of the date of this report has not been extended further. The blender’s credit, as extended by the EESA, contained a few significant changes. The law closed the so-called “splash and dash” loophole, which refers to the instances where biodiesel produced in foreign countries was transported to the United States, blended with a small percentage of diesel to claim the tax incentive, and then shipped to a third country for sale and use. Pursuant to updated blenders’ credit, biodiesel produced outside the United States no longer qualifies for the biodiesel tax incentive. The law also reduced the credit for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents. A bill known as the Biodiesel Tax Incentive Reform and Extension Act of 2009 (Senate Bill 1589) has been introduced, however; as of the date this article went to print, the bill had not moved past the Finance Committee. If the credit is not extended again, or if the extension includes overly-restrictive limitations, it will have a negative impact on the biodiesel industry’s ability to compete with petroleum-based diesel. The loss of the biodiesel blender’s credit would decrease our revenues and have an adverse impact on our ability to generate a profit, and therefore could reduce the value of your units.

Commodity Credit Corporation Bioenergy Program
The Farm, Nutrition and Bioenergy Act of 2008 reauthorized the Commodity Credit Corporation, or CCC, Bioenergy Program. The program provides $55.0 million in funding in both 2009 and 2010, $85.0 million in funding in 2011 and $105.0 million in funding in 2012 for producers of advanced biofuels derived from renewable biomass, including biodiesel, other than corn kernel. Biodiesel producers must apply for this credit and will be paid based on the quantity and duration of advanced biofuels production and on net nonrenewable energy content of the advanced biofuel. Funding to a single eligible producer may be limited to ensure equitable distribution of funding. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. We received approximately $216,000 in funds pursuant to the CCC Bioenergy Program.
Biofuels Interagency Working Group
The White House has recently announced that it has directed Secretary of Agriculture Tom Vilsack to spearhead a Biofuels Interagency Working Group, to combine the efforts of the Department of Agriculture, Department of Energy, and the EPA to increase the nation’s energy independence, accelerate the investment in the production of biofuels and increase rural economic development. Secretary Vilsack was directed to expedite and increase production of and investment in biofuels development efforts by refinancing existing investments in renewable fuels to preserve jobs in ethanol and biodiesel plants, electricity generation plants, and other supporting industries; and making renewable fuels energy financing opportunities from Food, Conservation and Energy Act of 2008 available within 30 days. While the specific details on what the Biofuels Interagency Working Group will accomplish remain unclear, we anticipate that we will benefit from this taskforce’s activities.
State Legislation
Several states, including Iowa, are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, required that all diesel fuel sold in the state contain a minimum of 2% biodiesel. In 2008, Minnesota passed additional legislation to increase biodiesel content of diesel fuel sold in the state from 2% to 20%, which is the highest in the nation, by 2015. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year. Similarly, in July 2008, Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.
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

Future Legislation
Environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) governs our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other adverse effects on our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.
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
In 2008, approximately 700 million gallons of biodiesel were produced in the United States. As of June 22, 2009 (the latest date for which data is available), the National Biodiesel Board reported that there were 173 operating biodiesel plants in the United States with a total annual production capacity of 2.69 billion gallons. One of these plants was undergoing expansion to increase its annual production capacity. Another 29 plants were reported to be in the planning stages or under construction as of June 2009. The additional combined capacity of these plants under construction or expansion is estimated at 427.8 million gallons per year. Accordingly, biodiesel supply may already far exceed demand for biodiesel. Currently, there are 15 existing biodiesel plants in Iowa, including our plant; however, several of these plants may not be operating, may not be operating at full capacity, or may never begin operations. We expect that additional biodiesel producers may enter the market if the demand for biodiesel increases. As additional biodiesel plants are constructed and brought on line, we expect the supply of biodiesel to increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
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
Our MOSA with REG does not prevent REG from providing marketing and sales services for our competitors. If REG provides marketing and sales services for the biodiesel of our competitors, the result will be increased competition among those biodiesel producers. Biodiesel producers that work with REG, including our company, rely on REG to market their biodiesel and if REG cannot market all of the biodiesel it has committed to sell, then all of the biodiesel producers that work with REG are at risk that this loss will be allocated to them.

We must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of soybean oil, animal fats and other feedstocks and raw materials. A majority of biodiesel plants, including many of the largest biodiesel producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. Furthermore, producers may increasingly design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that increased biodiesel production will continue to increase the demand and cost of not only soybean oil, but also animal fats and other inputs. We expect this will make it more expensive for us to produce our biodiesel and will reduce our profit margins from biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. In order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs and reduced biodiesel prices result in decreased profit margins. If we experience high feedstock costs or reduced biodiesel prices for a sustained period of time, such pricing and costs may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated.
Many current plants are capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever types of feedstock provides the greatest return at any given time. This is beneficial because the cost of feedstock is the highest cost associated with biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity and lower nitrogen oxide (NOx) emissions and qualifying for RFS under the preliminary EPA findings. However, some purchasers of animal fat-based biodiesel may believe that it is not suitable for use during the winter months in colder climates due to its tendency to gel at higher temperatures. This could limit our ability to sell animal fat-based biodiesel during winter months.
We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of our competitors have greater resources than we currently have or will have in the future. Large plants with which we compete include the 85 million gallon per year Archer Daniels Midland Co (ADM) canola-based plant in Velva, North Dakota; the 90 million gallon per year Green Earth Fuels multi-feedstock plant in Galena Park, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 100 million gallon per year multi-feedstock plant in Las Vegas, Nevada; and the 180 million gallon per year multi-feedstock RBF Port Neches plant in Port Neches, Texas which became operational in the fourth quarter of 2008.
Although most biodiesel plants are not equipped to process raw materials (such as soybeans) into feedstock (such as soybean oil), there are several of our competitors that have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply like we are. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill, Inc., Ag Processing, Inc. (AGP) and ADM. Cargill, AGP and ADM have significant crush capabilities throughout North America and are large suppliers of soybean oil that own and operate their own biodiesel plants in the Midwest. Cargill owns a 37.5 million gallon plant in Iowa Falls, Iowa and AGP owns a 30 million gallon per year plant in Sergeant Bluff, Iowa, both of which process soy oil into biodiesel. ADM has constructed an 85 million gallon plant in Velva, North Dakota which processes canola oil into biodiesel. Also, increasing feedstock costs have spurred, and will likely continue to spur, additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.

The following map produced by the National Biodiesel Board indicates the locations of current active plants in the U.S as of December 7, 2009. Active plants are those companies that are actively producing biodiesel.
Commercial Biodiesel Production Plants (December 7, 2009).

			Ann.
			Production		Start
Company	City	State	Capacity	Feedstock	date	BQ9000
Allied Renewable Energy, LLC	Birmingham	AL	15,000,000	Soy	May-07
Eagle Biodiesel, Inc.	Bridgeport	AL	30,000,000	Multi Feedstock	Apr-07
N.A.B. Energy Group, Inc.	Florence	AL
Delta American Fuel, LLC	Helena	AR	40,000,000	Multi Feedstock	Mar-09
Amereco Biofuels Corp.	Arlington	AZ	15,000,000	Multi Feedstock	Sep-07
Environmental Development Group	Tucson	AZ	1,500,000	Recycled Cooking Oil	Aug-09
Grecycle Arizona, LLC	Tucson	AZ	2,500,000	Yellow Grease	May-09
Performance Biofuels, LLC	Chandler	AZ	1,500,000	Recycled Cooking Oil	Dec-08
Baker Commodities	Los Angeles	CA	10,000,000	Multi Feedstock	Dec-10
Biodiesel Industries of Ventura, LLC	Port Hueneme	CA	3,000,000	Full Spectrum, including but not limited to yellow grease, jatropha & algae	Aug-09
Community Fuels	Stockton	CA	10,000,000	Multi Feedstock	Jun-08
Crimson Renewable Energy, LP	Bakersfield	CA	30,000,000	Multi Feedstock	3Q 2009
Eco Energy Biodiesel, Inc.	Adelanto	CA	1,000,000	Multi Feedstock	3Q 2009
Enviro Fuels Enterprises, LLC	Fresno	CA			3Q 2009
GeoGreen Biofuels, LLC	Vernon	CA	3,000,000	Recycled Cooking Oil	Apr-09
Imperial Western Products	Coachella	CA	8,000,000	Multi Feedstock	Oct-01	*
Manning Beef, LLC	Pico Rivera	CA		Tallow	3Q 2009
New Leaf Biofuel, LLC	San Diego	CA			Dec-08
Noil Energy Group	Commerce	CA	5,000,000	Multi Feedstock	2Q 2009
Promethean Biofuels Cooperative Corporation	Temecula	CA
Renewable Energy Products, LLC	Santa Fe Springs	CA	10,000,000	Multi Feedstock	Jul-08
Simple Fuels Biodiesel, Inc.	Chilcoot	CA			3Q 2009
Whole Energy Fuels	Pacifica	CA	3,000,000	Recycled Cooking Oil	2Q 2009
Wright Biofuels, Inc.	San Jacinto	CA	5,500,000	Multi Feedstock	Sep-07
Yokayo Biofuels, Inc.	Ukiah	CA	350,000	Recycled Cooking Oil	Apr-06
Hawaiian Islands Bioenergy, Inc.	Parker	CO	1,000,000	Multi Feedstock	May-09
BioDiesel One Ltd.	Southington	CT	4,000,000	Recycled Cooking Oil	Feb-09
BioPur Inc.	Bethlehem	CT	1,000,000	Multi Feedstock	Jul-06
Clayton	Clayton	DE`	11,000,000	Multi-Feedstock	Jan-10

			Ann.
			Production		Start
Company	City	State	Capacity	Feedstock	date	BQ9000
Agri-Source Fuels, Inc.	Dade City	FL	10,000,000	Multi Feedstock	Oct-07
New Eden Energy, LLC	St. Cloud	FL	1,000,000	Recycled Cooking Oil	Dec-08
Smart Fuels, LLC	Fruitland Park	FL			3Q 2009
Southern Biodiesel Corporation	Miami	FL			4Q 2009
Alterra Bioenergy of Middle Georgia, LLC	Gordon	GA	15,000,000	Multi Feedstock	Aug-07
Alterra Bioenergy of Plains Georgia, LLC	Plains	GA	30,000,000	Soy	4Q 2008
BullDog BioDiesel	Ellenwood	GA	18,000,000	Multi Feedstock	Jan-08
Down to Earth Energy, Inc.	Monroe	GA	2,000,000	Multi Feedstock	Aug-09
ECO Solutions, LLC	Chatsworth	GA	25,000,000	Multi Feedstock	Aug-07
Middle Georgia Biofuels	East Dublin	GA	1,500,000	Poultry Fat, Tallow	Apr-06
Peach State Labs	Rome	GA		Soy	Jan-05	*
Perfect Circle Renewable Energy, LLC	Atlanta	GA		Recycled Cooking Oil	Jul-09
Seminole Biodiesel	Bainbridge	GA	10,000,000	Multi Feedstock	Jan-08
AGP	Sergeant Bluff	IA	30,000,000	Soy	Aug-96	*
Cargill	Iowa Falls	IA	37,500,000	Soy	Jun-06	*
Central Iowa Energy, LLC	Newton	IA	30,000,000	Multi Feedstock	Apr-07	*
Energy Tec, LLC	Maquoketa	IA	37,000		Sep-08
Iowa Renewable Energy, LLC	Washington	IA	30,000,000	Multi Feedstock	Jul-07	*
Maple River Energy, LLC	Galva	IA	5,000,000	Soy	May-09
Nova Biosource Clinton County	Clinton	IA	10,000,000	Multi Feedstock	Apr-06
REG Ralston, LLC	Ralston	IA	12,000,000	Multi Feedstock	2002	*
Riksch BioFuels, LLC	Crawfordsville	IA	10,000,000	Multi Feedstock	Dec-06
Sioux Biochemical, Inc.	Sioux Center	IA	2,000,000	Corn, Soy	Dec-06
Western Dubuque Biodiesel	Farley	IA	30,000,000	Crude or Refined Vegetable Oils	Aug-07	*
Western Iowa Energy, LLC	Wall Lake	IA	30,000,000	Multi Feedstock	Jun-06	*
BiofuelBox Corporation	American Falls	ID	1,000,000	Waste Vegetable Oil, Brown Grease	Feb-09
Blue Sky Biodiesel, LLC	New Plymouth	ID	10,000,000	Soy	Jul-06
Pleasant Valley Biofuels, LLC	American Falls	ID	1,500,000	Recycled Cooking Oil, Tallow	Aug-08
BioVantage Fuels, LLC	Belvidere	IL	5,000,000	Multi Feedstock	3Q 2009

			Ann.
			Production		Start
Company	City	State	Capacity	Feedstock	date	BQ9000
Blackhawk Biofuels, LLC	Danville	IL	45,000,000	Multi Feedstock	Nov-08	*
Incobrasa Industries, Ltd.	Gilman	IL	31,000,000	Soy	Jan-07
Midwest Biodiesel Products, Inc.	South Roxanna	IL	30,000,000	Multi Feedstock	May-07
Nova Biosource Seneca	Seneca	IL	60,000,000	Multi Feedstock	Apr-08	*
Stepan Company	Millsdale	IL	22,000,000	Multi Feedstock	Jan-01	*
Alternative Fuel Solutions, LLC	Huntington	IN			3Q 2009
e-biofuels, LLC	Middletown	IN	15,000,000	Multi Feedstock	Jun-07
Integrity Biofuels	Morristown	IN	10,000,000	Soy	Aug-06
Kingsbury Energy Group, LLC	La Porte	IN		Soy	Dec-08
Louis Dreyfus Agricultural Industries, LLC	Claypool	IN	80,000,000	Soy	Jan-08	*
Healy Biodiesel, Inc.	Sedgwick	KS	1,000,000	Recycled Cooking Oil	Jun-07
REG Emporia, LLC	Emporia	KS	60,000,000	Multi Feedstock	2Q 2010
Griffin Industries	Butler	KY	1,750,000	Multi Feedstock	Dec-98	*
Owensboro Grain	Owensboro	KY	50,000,000	Soy	Jan-08
REG New Orleans, LLC	New Orleans	LA	60,000,000	Multi Feedstock	2Q 2010
Baker Commodities	Billerica	MA	15,000,000	Multi Feedstock	Dec-10
Baystate Biofuels, LLC	North Andover	MA	10,000,000	Multi Feedstock	3Q 2009
Biofuels of New England, LLC	Newburyport	MA	300,000	Recycled Cooking Oil	Nov-08
MBP Bioenergy, LLC	Attleboro	MA	500,000	Recycled Cooking Oil	Nov-06
Eagle Creek Fuel Services, LLC	Baltimore	MD		Recycled Cooking Oil, Multi Feedstock	Aug-08
Greenlight Biofuels, LLC	Princess Anne	MD	4,000,000	Multi Feedstock	Oct-07
Michigan Biodiesel, LLC	Bangor	MI	10,000,000	Multi Feedstock	Jan-07
TPA Inc.	Warren	MI	20,000,000	Multi Feedstock	Jul-08
Ever Cat Fuels, LLC	Isanti	MN	3,000,000	Multi Feedstock	Aug-09
FUMPA BioFuels	Redwood Falls	MN	3,000,000	Multi Feedstock	Dec-04
Minnesota Soybean Processors	Brewster	MN	30,000,000	Soy	Aug-05	*
AGP	St. Joseph	MO	29,900,000	Soy	Sep-07	*
American Energy Producers, Inc.	Carrollton	MO	50,000,000	Soy	4Q 2009

			Ann.
			Production		Start
Company	City	State	Capacity	Feedstock	date	BQ9000
Global Fuels, LLC	Dexter	MO	3,000,000	Multi Feedstock	Apr-07
Mid America Biofuels, LLC	Mexico	MO	30,000,000	Soy	Dec-06	*
Paseo Cargill Energy, LLC	Kansas City	MO	37,500,000	Soy, Animal Fats	Apr-08	*
Prairie Pride	Deerfield	MO	30,000,000	Soy	Dec-07	*
Producers’ Choice Soy Energy LLC	Moberly	MO	5,000,000	Soy	Jun-09
Terra Bioenergy, LLC	St. Joseph	MO	30,000,000	Multi Feedstock	4Q 2009
Delta Biofuels, Inc.	Natchez	MS	80,000,000	Multi Feedstock	May-07	*
GreenLight Biofuels, LLC	Meridian	MS			Mar-09
Scott Petroleum Corporation	Greenville	MS	20,000,000	Multi Feedstock	Oct-07	*
Earl Fisher Bio Fuels	Chester	MT	250,000	Canola, Camelina, Safflower, Sunflower	Apr-08
Blue Ridge Biofuels	Asheville	NC	1,000,000	Multi Feedstock	May-06
Evans Environmental Energies, Inc.	Wilson	NC	3,000,000		May-07
Foothills Bio-Energies, LLC	Lenoir	NC	5,000,000	Multi Feedstock	Sep-06
Leland Organic Corporation	Leland	NC	30,000,000	Multi Feedstock	Sep-08
Patriot Biodiesel, LLC	Greensboro	NC	1,500,000	Multi Feedstock	Dec-08
Piedmont Biofuels	Pittsboro	NC	4,000,000	Multi Feedstock	Nov-06	*
Triangle Biofuels Industries, Inc.	Wilson	NC	3,000,000	Multi Feedstock	Jan-08
ADM	Velva	ND	85,000,000	Canola	Aug-07	*
Atlantic Biodiesel	Salem	NH	3,000,000		3Q 2009
White Mountain Biodiesel, LLC	North Haverhill	NH			3Q 2009
Fuel Bio One, LLC	Elizabeth	NJ	50,000,000	Multi Feedstock	Mar-07
Innovation Fuels	Newark	NJ	40,000,000	Multi Feedstock	Jul-04	*
ARFuels, LLC	Clovis	NM	30,000,000	Multi Feedstock	3Q 2010
Rio Valley Biofuels, LLC	Anthony	NM	750,000	Multi Feedstock	Jul-06
Bently Biofuels	Minden	NV	1,000,000	Multi Feedstock	Nov-05
Biodiesel of Las Vegas	Las Vegas	NV	100,000,000	Multi Feedstock	4Q 2009
Metro Fuel Oil Corp.	Brooklyn	NY			2009
Northern Biodiesel, Inc.	Ontario	NY	20,000,000		Jun-08

			Ann.
			Production		Start
Company	City	State	Capacity	Feedstock	date	BQ9000
TMT Biofuels, LLC	Port Leyden	NY	250,000	Recycled Cooking Oil	Sep-08
Agrifuels, LLC	Bremen	OH	1,000,000	Multi Feedstock	Mar-07
Ambiol Flex Fuels, LLC	East Toledo	OH	2,000,000	Soy	Feb-08
American Ag Fuels, LLC	Defiance	OH	7,000,000	Multi Feedstock	Jul-05
Arlington Energy, LLC	Mansfield	OH	4,000,000	Multi Feedstock	Jul-08
Center Alternative Energy Company	Cleveland	OH	5,000,000	Soy, Choice White Grease, yellow grease, tallow	May-07
Jatrodiesel Inc.	Miamisburg	OH	5,000,000	Multi Feedstock	Jun-07
Peter Cremer NA	Cincinnati	OH	30,000,000	Soy	Oct-02	*
PK Biodiesel	Woodstock	OH	5,000,000	Multi Feedstock	Aug-08
Twin Rivers Technologies Natural Ingredients, LLC	Cincinnati	OH	60,000,000	Multiple Feedstocks	Dec-06	*
High Plains Bioenergy	Guymon	OK	30,000,000	Multi Feedstock	Mar-08	*
South East Oklahoma Biodiesel	Valliant	OK	5,000,000	Multi Feedstock	Nov-08
Tulsa Biofuels, LLC	Tulsa	OK			Nov-07
Beaver Biodiesel, LLC	Albany	OR	1,200,000	Multi Feedstock	Feb-09
Green Fuels of Oregon, Inc.	Klamath Falls	OR	1,000,000	Canola, Waste Vegetable Oil	Mar-07
Biodiesel of Pennsylvania, Inc.	White Deer	PA	1,500,000	Multi Feedstock	Mar-07
Eagle Bio Diesel	Kane	PA			2Q 2009
Keystone BioFuels, Inc.	Shiremanstown	PA		Multi Feedstock	Mar-06
Lake Erie Biofuels	Erie	PA	45,000,000	Soy	Sep-07	*
Middletown Biofuels, LLC	Middletown	PA	4,000,000	Soy	Jun-07
Mother Earth Energy, Inc.	Chester	PA	3,500,000	Recycled Cooking Oil, Vegetable Oils	3Q 2009
Pennslyvania Biodiesel, Inc.	Monaca	PA	25,000,000	Multi Feedstocks	Jul-09
Soy Energy, Inc.	New Oxford	PA	1,500,000	Soy	Feb-07
United Biofuels, Inc.	York	PA	3,000,000	Multi Feedstock	Apr-06
United Oil Company	Pittsburgh	PA	5,000,000	Multi Feedstock	Dec-05
US Alternative Fuels Corp.	Johnstown	PA			4Q 2008
Lantic Green Energy, LLC	West Greenwich	RI			1Q 2009
Newport Biodiesel, LLC	Newport	RI	500,000	Recycled Cooking Oil	Jan-08

			Ann.
			Production		Start
Company	City	State	Capacity	Feedstock	date	BQ9000
Cateechee Biofuels, LLC	Central	SC			3Q 2009
Ecogy Biofuels, LLC	Estill	SC	30,000,000	Soy	Dec-07
Green Valley Biofuels, LLC	Warrenville	SC	10,000,000	Multi Feedstock	3Q 2009
Greenlight Biofuels, LLC	Laurens	SC	10,000,000	Multi Feedstock	4Q 2008
Greenpath Biofuels of Myrtle Beach, Inc.	Conway	SC		Recycled Cooking Oil	4Q 2009
Southeast BioDiesel, LLC	North Charleston	SC	8,000,000	Multi Feedstock	Jan-07
Midwest BioDiesel Producers, LLC	Alexandria	SD	7,000,000	Multi Feedstock	Mar-06
Milagro Biofuels of Memphis	Memphis	TN	5,000,000	Multi Feedstock	Oct-06
Southern Alliance for Clean Energy	Knoxville	TN	380,000	Recycled Cooking Oil	Jul-09
SunsOil, LLC	Athens	TN	1,500,000	Multi Feedstock	Oct-07
Agribiofuels, LLC	Dayton	TX	12,000,000	Multi Feedstock	Dec-06
AgriMax Fuels, LLC	Channelview	TX	3,000,000	Soy	Mar-07
Beacon Energy	Cleburne	TX	12,000,000	Multi Feedstock	Mar-06	*
Biodiesel of Texas, Inc.	Denton	TX	360,000	Multi Feedstock	3Q 2009
BioSelect Fuels (GBBLP)	Galveston	TX	30,000,000	Multi Feedstock	May-07
Brownfield Biodiesel, LLC	Ralls	TX	2,000,000	Cottonseed, Soy, Canola	Apr-06
Direct Fuels	Euless	TX	10,000,000	Multi Feedstock	Feb-08	*
Global Alternative Fuels, LLC	El Paso	TX	5,000,000	Multi Feedstock	Mar-09
Green Earth Fuels of Houston, LLC	Galena Park	TX	90,000,000	Multi Feedstock	Jul-07
Greenlight Biofuels, Ltd.	Littlefield	TX	5,000,000	Multi Feedstock	Aug-07
Hardin Fuels, Inc.	Kountze	TX			Mar-08
Mississippi Investment Petroleum Co., LLC	Houston	TX	5,000,000	Poultry Fat, Recycled Cooking Oil	3Q 2009
New Fuel Company	Dallas	TX	250,000	Multi Feedstock	Apr-06
Organic Fuels, LLC	Galena Park	TX	45,000,000	Multi Feedstock	Jan-06	*
RBF Port Neches, LLC	Port Neches	TX	180,000,000	Multi Feedstock	4Q 2008
Red River Biodiesel Ltd.	New Boston	TX	15,000,000	Multi Feedstock	May-08
REG Houston, LLC	Seabrook	TX	35,000,000	Multi Feedstock	Jul-08
Texas Green Manufacturing, LLC	Littlefield	TX	1,250,000	Tallow	Apr-09

			Ann.
			Production		Start
Company	City	State	Capacity	Feedstock	date	BQ9000
The Sun Products Corp	Pasadena	TX	15,000,000	Palm	Jun-05	*
TM Chemicals LP	Deer Park	TX	7,000,000	Tallow	Dec-08
Denali Industries, LLC	American Fork	UT	3,800,000	Multi Feedstock	Jul-07
Chesapeake Custom Chemical	Ridgeway	VA	5,500,000	Multi Feedstock	Jan-06
RECO Biodiesel, LLC	Richmond	VA	10,000,000	Multi Feedstock	Dec-06
Red Birch Energy, Inc.	Bassett	VA	2,500,000	Multi Feedstock	Jun-08
REVNOVA Biofuels, LLC	Remington	VA			Oct-08
Synergy Biofuels, LLC	Pennington Gap	VA	3,000,000	Multi Feedstock	Dec-08
Virginia Biodiesel Refinery	West Point	VA	7,000,000	Multi Feedstock	Oct-03
General Biodiesel Seattle LLC	Seattle	WA	5,000,000	Multi Feedstock	Jun-09
General Biodiesel Seattle LLC	Seattle	WA	5,000,000	Multi Feedstock	3Q 2009
Gen-X Energy Group, Inc.	Burbank	WA	15,000,000	Multi Feedstock	Jun-07
Imperium Grays Harbor	Hoquiam	WA	100,000,000	Multi Feedstock	Aug-07	*
Inland Empire Oilseeds, LLC	Odessa	WA	8,000,000	Canola, Soy, Camelina	Nov-08
Whole Energy Fuels	Bellingham	WA		Recycled Cooking Oil	1Q 2009
Best Biodiesel, Inc.	Cashton	WI	10,000,000	Multi Feedstocks	Jan-08
Bio Blend Fuels Inc.	Manitowoc	WI	2,600,000		May-09
Sun Power Biodiesel, LLC	Cumberland	WI	3,000,000	sunflower, canola	Dec-09
Walsh Bio Fuels, LLC	Mauston	WI	5,000,000	Multi Feedstock	May-07
AC & S, Inc.	Nitro	WV	3,000,000	Soy	Dec-07

Source: National Biodiesel Board

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.

Competition from Other Fuel Sources
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Over the past several years, according to the Energy Information Administration, the price of diesel fuel steadily increased until reaching record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and thereafter declined sharply to approximately $2.75 as of December 7, 2009. Although the price of diesel fuel has decreased over the past several months, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Following the trend of diesel prices, biodiesel prices steadily increased over the past year to their peak in the summer of 2008, after which time they decreased. As of December 11, 2009, the National Weekly Ag Energy Roundup reports that B100 biodiesel prices in Iowa ranged from $3.25 to $3.50 per gallon, which is up from a range of $2.65 to $2.84 approximately one year ago. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.
One advantage biodiesel has in the petroleum diesel market is the marketability and value of RINs. The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable producers (“RIN generators”), as well as any party that procures or trades renewable identification numbers, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel and equivalence value of 1.5, such that each gallon of biodiesel used by an obligated party will be equal to one and one-half gallons credit towards its RFS compliance. A market has established in the petroleum diesel industry for trading these RINs. Thus, the value of the RIN can sometimes offset higher biodiesel pricing, which can make biodiesel more competitive on the market with petroleum diesel.
At least one large oil company has previously announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. However, as a result of an Internal Revenue Service interpretation of the application of certain biodiesel tax credits created under the Energy Policy Act of 2005, renewable diesel processed in traditional petroleum-refining equipment is currently eligible for the blenders’ tax credit, but only at a reduced rate of 50 cents per gallon. Opponents of the IRS interpretation argue that the blenders’ tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the recent interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. In 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. Because renewable diesel is currently eligible for the blenders’ tax credit (although only at a reduced credit of 50 cents compared to the $1.00 credit available for biodiesel), other large oil companies may also decide to add production capacity for renewable diesel, if the blenders tax credit is extended past December 31, 2009. These large petroleum refiners likely have greater financial resources than we do and may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely affected.
Glycerin Competition
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. It is estimated that every one million gallons of biodiesel produced adds approximately another 100,000 gallons of crude glycerin into the market. Accordingly, as biodiesel production has increased, the glycerin market has become increasingly saturated. As a result, glycerin prices dropped dramatically in 2006, with crude glycerin prices hovering around 2 cents per pound or less. Some plants were forced to give away glycerin, and according to the Jacobsen Publishing Company’s Biodiesel Bulletin, others paid 3 cents to 4 cents per pound to dispose of crude glycerin. However, as of early December 2009, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices increased to approximately 5 to 6 cents per pound. REG markets the glycerin produced at our plant under our MOSA, however, our MOSA is set to terminate on July 10, 2010.

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
Dependence on One of a Few Major Customers
We have entered into a marketing contract with REG in which REG markets all biodiesel and glycerin produced at our facility. Therefore, we are highly dependent on REG for the successful remarketing of our products. REG provides market analysis of biodiesel supply and demand; market access to distribution channels developed by REG; analysis and audit of biodiesel customers, including creditworthiness; provides marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility’s products; provides transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management.
On April 3, 2009, we received a written notice of termination of the MOSA from REG. The notice states that it shall constitute the twelve (12) month advance termination notice required by Section 6 of the MOSA and that the MOSA will terminate as of July 12, 2010. REG provided the notice of termination due to changes in the biodiesel market since the MOSA was originally signed. REG has proposed that the parties review and cooperate to negotiate a new contract on terms mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be signed. In the event a new contract is not signed, we have begun to search for a new company to provide these management and operational services. We may not be able to find a marketer, or may not enter into an agreement on favorable terms. Any lack of a provider for these services would have a negative impact on our revenues. Any loss of REG as our marketer for our products or any inability of REG to successfully market our products could have a significant negative impact on our revenues.
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
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. We have obtained all of the permits required to construct the plant. The majority of our expenses in complying with environmental laws, including the cost of obtaining construction and operation permits have been paid by REG, however; during our 2009 fiscal year we expended approximately $13,000 on environmental costs that were not paid by REG. In addition, we may have to pay any environmental compliance and permitting costs that arise after our MOSA terminates. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

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
Employees
Currently we have 16 full-time employees to operate our biodiesel facility, which is a reduction in staff from our 2008 fiscal year. We have been forced to reduce our staff in order to save costs when the plant is not operating at full capacity. In addition to the employees that are directly employed by Iowa Renewable Energy, REG has hired a General Manager, Al Yoder, and Operations Manager, Glen Hansel, who direct the operations of our biodiesel facility. The General Manager and Operations Manager are employees of REG.
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
We have a history of losses and may not ever operate profitably. For the fiscal year ended September 30, 2009 we incurred a net loss of $3,320,609. There is no assurance that we will be successful in our efforts to continue to operate the biodiesel plant. Even if we successfully meet all of our objectives, there is no assurance that we will be able to operate profitably. We have experienced very high raw material costs and low biodiesel prices that in some cases have been less than our production costs. Should our raw material costs increase without an increase in the price we receive for our biodiesel or glycerin, we may have to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results. We account for the impairment of long-lived assets to be held and used in accordance with ASC Topic 360. In accordance with ASC Topic 360, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. At September 30, 2009 the carrying amount of our fixed assets is $36 million. In determining if there has been an impairment, we have projected future cash flows assuming that we are able to obtain sufficient working capital to operate our plant, our expectations related to the extension of the blenders credit, and favorable legislation related to the applicability of soybean oil-based biodiesel under the RFS. If conditions or events change and we have to reconsider our plans, the projected cash flows could change, requiring the assets to be adjusted to the estimated fair value. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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
We are in competition with REG, our design-builder, manager and marketer, which could place us at a competitive disadvantage and cause a conflict of interest for REG. We have contracted with REG for management, feedstock procurement and marketing services for our plant. We are highly dependent upon REG to procure our inputs and market our products. Further, if our plant does not operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facility in Ralston, Iowa, and acquired a 35 million gallon per year plant in Houston, Texas, which now operates under the name REG Houston, and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. Moreover, REG has entered into a merger agreement with Blackhawk Biodiesel and into asset purchase agreements with Central Iowa Energy and Western Iowa Energy. This means that REG is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facilities and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant. Although we have entered into a MOSA with REG for management and marketing services, there is no assurance that REG’s performance of these services is not compromised by its own biodiesel production operations. We are currently in arbitration with REG based on our claims of breach of the MOSA by REG, which may further result in a conflict of interest for REG.
We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent upon our directors to manage our business. Most of our directors are experienced in business generally but have limited or no prior experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors. REG has hired Al Yoder to be General Manager and Glen Hansel to be Operations Manger of the plant and they have experience with production facilities. However, REG may not be successful in retaining such individuals because of the competitive market for such individuals and when the MOSA expires, and if we do not enter into a new agreement with REG, then we will have to find and retain our own General Manager and Operations Manager. In addition, we or REG may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. If we cannot retain skilled management for our plant, our members could lose all or substantially all of their equity interest.
We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil or other feedstocks for the biodiesel production process. In addition, we have engaged in hedging transactions for home heating oil, in an attempt to lock in profit margins on the sale of our biodiesel, because home heating oil has historically tracked with the price of biodiesel. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and home heating and our ability to sell sufficient amounts of our products. There is no futures market for animal fats. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to volatile soybean oil and home heating oil prices. Alternatively, we may choose not to engage in hedging transactions, which is our situation currently. As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
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
We are highly dependent upon REG to procure our inputs and market our products. REG has already had difficulty selling all of our biodiesel. If REG does not perform its obligations pursuant to our management and operations services agreements we may be unable to specifically enforce our agreement which could negatively affect the value of our units. Our reliance on REG may place us at a competitive disadvantage. REG and its affiliates are competitors for many aspects of our business including: feedstock procurement, biodiesel marketing, as well as management service providers and employees.
Moreover, on April 3, 2009 we received a notice of termination from REG, meaning that our MOSA is set to expire on July 10, 2010. If we do not enter into a new agreement with REG, we may be unable to find a new marketer and manager or may be unable to enter into such an agreement on favorable terms. We will likely be highly dependent upon any new marketer or manager we may hire and if they do not adequately perform their duties, or if we cannot find a new marketer or manager, we will likely experience increased losses and our business may fail.
Changes in production technology could require us to commit resources to updating the biodiesel plant or could otherwise hinder our ability to compete in the biodiesel industry or to operate at a profit. We expect advances and changes in the technology of biodiesel production to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. The plant is a single-purpose facility and likely has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. The value of our units could decline if changes in technology cause us to operate the plant at less than full capacity for an extended period of time or cause us to abandon our business. Further, more efficient technologies might be developed in the future that we cannot implement that would allow our competitors to produce biodiesel in a more cost effective manner than us.
Because our natural gas provider will not allow us to enter into forward contracts for our natural gas, we may pay higher prices for our natural gas than other biodiesel producers, which puts us at a competitive disadvantage and may increase our losses. Our natural gas provider does not allow us to enter into forward contracts for our natural gas, and management has determined that it is not feasible to use a different natural gas provider. Many biodiesel producers can and do enter into forward contracts for their natural gas, which may allow them to lock in their natural gas costs at a lower price. Our inability to enter into forward contracts for our natural gas may put us at a competitive disadvantage which may increase our losses.
Risks Related to Biodiesel Industry
The downturn in the U.S. economy has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The U.S. stock markets tumbled in the Fall of 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. Other large corporate giants, such as the big three auto makers, have also received government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2010. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.

Several biofuels companies throughout the country have filed for Chapter 11 bankruptcy due to industry and economic conditions, and we may also be forced to consider filing for bankruptcy protection in the event that economic conditions and our liquidity problems do not improve. In November 2008, Freedom Fuels, LLC, a biodiesel plant located near Mason City, Iowa, filed for Chapter 11 bankruptcy and is proceeding from a Chapter 11 bankruptcy into Chapter 7 bankruptcy. Beatrice Biodiesel, a biodiesel plant near Beatrice, Nebraska, filed for Chapter 11 bankruptcy, but has not found a company to purchase and reorganize the company. In December 2009, Hawkeye Renewables, an ethanol plant filed for Chapter 11 bankruptcy. A Chapter 11 bankruptcy is an option in which a company attempts to reorganize with the intent that it will continue to operate. A Chapter 11 bankruptcy differs from a Chapter 7 bankruptcy because under Chapter 7 the assets of a company are liquidated and it is not anticipated that the business will continue to operate. Unfavorable worldwide economic conditions, the decreasing availability of credit, and volatile biofuel prices and input costs have likely contributed to the necessity of these bankruptcy filings. We are experiencing liquidity problems due to our lack of credit and low cash reserves, which are resulting primarily from the general decrease in demand for biodiesel that the industry is currently experiencing, our lack of biodiesel sale contracts, the unfavorable economic conditions that are currently prevailing in the U.S. and abroad and the other factors identified in this report. We anticipate operating at significantly below our nameplate production capacity for the first quarter of 2010 based on our historical performance and lack of seasonal demand. If our current liquidity problems persist and we are unable to generate sufficient revenues from the sale of our biodiesel, we may also have to consider bankruptcy as an option to cope with our financial difficulties. This could reduce or eliminate the value of our members’ investments in the Company.
The decline in oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price for biodiesel is correlated to the price for diesel, as biodiesel is used primarily as a diesel additive. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by oil prices. The recent global economic downturn has resulted in a rapid decline in oil and diesel prices. In November 2008, oil prices fell to their lowest level in more than three years, dropping below $50 a barrel, down from approximately $150 a barrel in July 2008, and the current December 2009 average is up slightly at approximately $75 per barrel. Additionally, average retail diesel prices declined by approximately 40% from July 2008 to November 2008, and the price of biodiesel went down also. Since then diesel and biodiesel prices have risen slightly from the November 2008 lows, with diesel fuel at approximately $2.75 per gallon in early December 2009, according to the Energy Information Administration and biodiesel prices at approximately $3.25 to $3.50 per gallon in Iowa as of December 11, 2009, according to the National Weekly Ag Energy Roundup. If oil and diesel prices remain low or decline even further, biodiesel prices will also likely remain low or decline further. This could make it difficult for us to produce and sell biodiesel at a profit and you could lose some or all of your investment as a result.
An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices has led to the imposition of tariffs on biodiesel imported into Europe, which could result in further losses from our business. The European Commission conducted antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009 that the tariffs would be extended through 2014. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. These tariffs have virtually eliminated our ability to make profitable sales in Europe.

If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2008, approximately 700 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce almost 4% of the 2008 domestic production. The National Biodiesel Board estimates the current dedicated U.S. biodiesel production capacity of existing biodiesel plants as of June 22, 2009 (the latest date for which information is available) is approximately 2.69 billion gallons per year. Further, plants under construction and expansion as of June 22, 2009, if completed, are expected to result in another 427.8 million gallons of annual U.S. biodiesel production capacity, for total annual production capacity of approximately 3.89 billion gallons. Thus, the current annual production capacity of existing plants far exceeds 2008 annual biodiesel consumption, and will likely far exceed 2009 biodiesel consumption. As production capacity increases, our competition with other biodiesel producers for the sale of our products increases, especially if there is not a corresponding increase in demand for biodiesel. Many biodiesel plants do not operate at full capacity due to the discrepancy between annual domestic biodiesel consumption and annual U.S. biodiesel production capacity. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy, which may be due in part to an increase in national excess production capacity without a corresponding increase in biodiesel demand in combination with the worsening economic conditions. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, we may be forced to suspend production at our plant and the value of your units could be decreased or eliminated.
Excess capacity in the biodiesel industry may cause increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant requires significant amounts of soybean oil, animal fats and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.
Excess production of glycerin, the primary co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. According to the September 2006 issue of Biodiesel Magazine, some smaller plants were even forced to essentially give away glycerin and some even had to pay to dispose of the glycerin. Since then, however, there has recently been a steady, gradual increase in glycerin prices. The Jacobsen Company reported average glycerin prices of 5 to 6 cents in December 2009. However, if the price of glycerin declines again, our revenues will be adversely affected and we could even be forced to pay to dispose of our glycerin as plants were required to do in the past. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the cost of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs or decreased biodiesel prices may result in decreased revenues. If we experience a sustained period of high feedstock costs or reduced biodiesel prices, such pricing and costs may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated. Furthermore, REG currently owns and operates biodiesel plants in Ralston, IA and Houston, TX and has also entered into a merger agreement with Blackhawk Biodiesel and asset purchase agreements with Central Iowa Energy and Western Iowa Energy. This means that our plant manager and product marketer, REG and its affiliates, are competitors for a limited supply of feedstock.

The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, owns a 37.5 million gallon plant in Iowa Falls, Iowa. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., has constructed an 85 million gallon plant in Velva, North Dakota to process canola oil into biodiesel. Additionally, Biodiesel of Las Vegas is expected to begin operations of a 100 million gallon per year multi-feedstock plant in the fourth quarter of 2009, Imperium Renewables operates a 100 million gallon per year biodiesel plant in Grays Harbor, Washington, and RBF Port Neches operates a 180 million gallon per year multi-feedstock plant in Port Neches, Texas making these plants some of the largest biodiesel producers in the country. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, lower prices for biodiesel may result which would adversely affect our ability to generate profits and adversely affect our financial obligations.
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
We believe that the recent U.S. recession and global financial market turmoil may also depress biodiesel demand and prices. Biodiesel prices have significantly declined over recent months. We expect that we will operate below our nameplate capacity throughout our fiscal year 2010. If we continue to operate at less than full capacity, this would have a negative impact on our revenues.
In addition, increased biodiesel production has lead to increased supplies of co-products such as glycerin. While prices have been increasing after a dramatic drop in 2006, prices are still lower than ten year historical prices. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products will result in decreased revenues.
Because of volatile soybean oil prices, we are attempting to use alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We are currently producing some of our biodiesel from corn oil that we obtain from ethanol plants or other sources. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Furthermore, unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. This tends to cause a waxy substance to build-up in the process equipment during the production process. Unless a process for removing this waxy substance is developed, we expect that we will not be able to produce any biodiesel blends containing greater than 5% corn oil. The technology utilized by the ethanol plant which extracts the corn oil may also cause the suitability of the corn oil for the biodiesel production process to vary. These characteristics of corn oil could cause corn oil-based biodiesel to be less desirable than other types of biodiesel. Furthermore, special technologies may be necessary to pretreat corn oil for utilization in the biodiesel production process. Accordingly, our use of alternative feedstocks, such as corn oil, may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. There may be disadvantages to the use of corn oil as a feedstock of which we are not yet aware. If as a result of the unique characteristics of corn oil, the demand for or price we are able to receive for biodiesel produced from corn oil is less than what we can receive for biodiesel produced from other types of feedstock, our revenues could be negatively affected.

The decreasing availability and volatile cost of feedstock may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues. On December 11, 2009, the USDA reported the November average cost of soybean oil was approximately 36.59 cents per pound, which is below the July 2008 peak prices but higher than a year ago. Although prices have sharply dropped from the record high prices experienced in the summer of 2008, the November average is still higher than historical averages. The ten-year average price for soybean oil is approximately 26 cents per pound. In the USDA December 2009 Oil Crops Outlook Report, it was forecasted soybean oil prices will likely remain close to current prices during the 2009/2010 marketing season, with a predicted price range of 35.5-38.5 cents per pound. Soybean oil prices have been extremely volatile over the recent years. The declining global economic conditions brought on by the collapse of major U.S. financial institutions in the fall of 2008 and the disruption of the financial and credit markets likely contributed to the sharp drop in prices from the summer of 2008 through fall of 2008. However, demand, supply, acres planted, weather, soybean crush rates and many other factors can contribute to price volatility. Prices for animal fats have also been volatile in recent months, as they tend to correlate to the prices of soybean oil. In a December 2009 Oil Crops Outlook Report, the USDA provided that the average November 2009 prices for lard and edible tallow were 30.07 cents and 29.65 cents per pound, respectively, which are down from their peak prices in the summer of 2008. These average prices, however, still exceed their historical averages. We expect that this volatility in feedstock costs will continue through the 2010 fiscal year. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant, either temporarily or permanently. Shut downs or the persistence of recent high feedstock costs, or any further increase of feedstock costs, may reduce our revenues from operations which could decrease or eliminate the value of our units.
If we are forced to continue to have to temporarily cease operating our biodiesel plant, we might not be able to meet our current liabilities and our losses may be increased. If we are forced to temporarily cease operations at our biodiesel plant, either due to our inability to sell the biodiesel we are producing, feedstock costs, our lack of working capital and available credit, defects in our equipment at the plant, violations of environmental law, or any other reason, our ability to produce revenue would be adversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production for any significant period of time, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
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
Competition from other sources of fuel may decrease the demand for our biodiesel. Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel making it difficult for the biodiesel industry to compete with the diesel fuel industry without government support programs. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in increased losses for our company.
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

Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is usable in colder weather. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for 100% tallow-based biodiesel is approximately 61ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel and animal fat-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.
The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs.
Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel. Because it is still a relatively new product, the research on biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.
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
Moreover, the EPA has made preliminary findings that soybean oil-based biodiesel does not sufficiently decrease greenhouse gas omissions (when indirect land use changes are taken into account) in order to qualify for the RFS. If these preliminary findings are reiterated in the final EPA rules, demand for soybean oil-based biodiesel will likely further decrease.
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
Our management and operational services agreement with REG does not address feedstock allocation between REG and its other customers which could lead to insufficient feedstock to operate our plant and negatively affect our financial condition. We have entered into a MOSA with REG, whereby REG acquires the feedstock that we require to operate our biodiesel plant. Our agreement does not address the way in which REG allocates feedstock between us and the other customers for which REG acquires soybean oil. If a shortage of feedstock was to occur, there is no provision in the MOSA that requires REG to supply us with the feedstock we require as opposed to REG’s other customers, including REG’s own biodiesel facilities. REG has already encountered difficulties in obtaining enough feedstock for us to operate the plant at full capacity. If a shortage of feedstock occurs, REG may not supply us with all of the feedstock we require to operate the plant which could decrease our revenues and could decrease or eliminate the value of our units.

Risks Related to Our Financing Plan
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated with the high cost of our raw materials, decreased demand for biodiesel, and the delay between when we purchase those raw materials and when we receive payments from REG for sales of our finished products. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender, other than the offer sheet we have received from Washington State Bank and Federation Bank, current participants in our Loan Agreement, for a line of credit of up to $1.5 million. We also do not currently have significant cash reserves. Accordingly, we are currently lacking sufficient working capital to fund continual operations at this time and, accordingly, we are only producing biodiesel when an order for our product has been placed and when we have sufficient cash on hand to acquire the necessary feedstock. Our lack of funds could cause us to further scale back production at our biodiesel plant or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We are already not operating at full capacity. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
The loan agreement under which we obtained financing for the construction of our biodiesel plant contains restrictive covenants. We have undertaken significant borrowings to finance the construction of the biodiesel plant. Our loan agreements with our lender contain restrictive covenants which, among other things, require us to maintain minimum levels of working capital, as well as debt coverage and fixed charge coverage financial ratios. These covenants may restrict our ability to make distributions on the units without the prior consent of our lender. In addition, failure to comply with these covenants may constitute an event of default under our loan agreements. On April 2, 2009, we received a written notice of default from Bankfirst (the “Notice”). The Notice constituted a notice of default under Section 6.01(b) of the Loan Agreement, which provides the Company has 30 days to cure the covenant defaults or it will be considered an event of default. The Notice advises, and the Loan Agreement provides, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to them under the Loan Agreement, by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. We have not been able to cure the defaults. Thirty days have passed since we received the Notice and Bankfirst has not communicated with us in writing further on the matter.
In July 2009, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. We are currently working with OSM as an interim administrative bank to make payments under our Loan Agreement, until permanent assignment of our Loan Agreement is made. We anticipate that early in the calendar year 2010 that Met Life will assume lead bank status under our Loan Agreement and we will begin making payments to Bankers Trust as the permanent administrative bank under our Loan Agreement. However, as of the date of this report, we have received no written notification as to Bankfirst’s successor. While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the receiver will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. These liquidity issues raise doubt about whether we will continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance and the anticipated seasonal decrease in demand for biodiesel, we will continue to be in violation of these covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.
We may be unable to raise additional capital in the event our funds from operations and our credit facilities are insufficient to fund our operations for the next twelve months. In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations or to otherwise comply with the covenants contained in our financing agreements with our lender during the next 12 months, the board of directors may decide to attempt to issue additional membership units in our company through one or more private placements. In such event, however, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. Due to current market conditions in the biodiesel industry, such as the increasing costs of soybean oil, animal fats, and methanol, and lack of demand for our biodiesel, we may not be able to attract sufficient numbers of investors to provide us with the necessary amount of additional capital. For the same reasons, we may be unable to obtain additional debt financing for operations in the event we cannot raise sufficient capital. In such event, we may be forced to shut down the plant, either temporarily or permanently, or we may continue to be unable to comply with the loan covenants contained in our Loan Agreement, which entitles our lender to accelerate payments under our Loan Agreement or foreclose its lien or security interest in the assets securing the Loan Agreement.

Our auditor has raised doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in the accompanying financial statements, we have generated accumulated losses of $10,884,041 since our inception, have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern. See Note 6 to the financial statements. Moreover, our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and GAAP requires long term debt to be listed as a current liability when a company has a going concern disclosure. In the event our lender declared a default under the Loan Agreement and elected to accelerate our payments or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Risks Related to Regulation and Governmental Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could further hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the biodiesel blenders credit, which provides a tax credit of $1.00 per gallon of biodiesel. The blenders credit is set to expire on December 31, 2009 and there can be no guarantees that it will be extended beyond this date. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry, including the blenders’ tax credit, could significantly reduce the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. The loss or reduction of the blenders’ tax credit would make it more costly or difficult to produce and sell biodiesel and we could be forced to take significant cost savings measures or temporarily or permanently cease production at our plant. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.
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
The EPA’s delay in implementing the RFS requirement that 500 million gallons of biomass-based diesel be blended into the national diesel pool in 2009 and preliminary findings that soybean oil-based biodiesel does not meet the RFS standards may hinder stimulation of demand for biodiesel that may have otherwise been created by the 2007 amendments to the RFS program. The Energy Independence and Security Act of 2007 (EISA) amended the Renewable Fuel Standard (RFS) program originally created by the Energy Policy Act of 2005 by increasing the amount of biofuels that are required to be blended into the national diesel pool annually through 2022. The EISA created a biodiesel mandate requiring that 500 million gallons of biomass-based diesel fuel be used in on-road fuel in 2009, increasing to 1 billion gallons in 2022. However, in November 2008, the EPA announced that the RFS 2009 program will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the EISA does not have to be blended into U.S. fuel supplies in 2009. The EPA indicated that this is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA biomass-based diesel mandate. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-based diesel requirements. Accordingly, the EPA’s delay in implementing the RFS biomass-based diesel mandate may hinder any growth in biodiesel demand that may have otherwise been created if the 2009 mandate was implemented as originally anticipated.

Moreover, the RFS was modified in 2007 to require that advanced biofuels reduce life cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed in transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. The EPA’s draft results did not measure biodiesel produced from corn oil. The EPA has announced that it intends to publish final rules prior to the end of 2009; however, as of the date of this report, such final rules have not been released. Any future delays in the implementation of the RFS biomass-based diesel mandate or implementation of final rules that find soybean oil-based biodiesel does not count towards the RFS could cause stagnant biodiesel demand, which could adversely affect our ability to generate profits.
Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. Until the MOSA terminates (which is set to occur on July 10, 2010), we anticipate REG to continue to be involved in substantially all material aspects of our operations. There is no assurance that our arrangements with REG are as favorable to us as they could have been if obtained from unrelated third parties. In addition, because of the extensive roles that REG has in the operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. We are currently in arbitration with REG, based on our claims against REG for breach of the MOSA, which may exacerbate REG’s conflict of interest. Such conflicts of interest may increase our losses and reduce the value of our units and could result in reduced distributions to investors.
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

We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of $3,320,609 as of our fiscal year ended September 30, 2009. We do not anticipate that our board of directors will be declaring distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
ITEM 2. PROPERTIES.
Our property consists primarily of the plant and the real estate upon which the plant sits near Washington, Iowa. The plant is fully operational. The plant is located on an approximately 28 acre site located near Washington, Iowa. The site is approximately thirty-five miles from Interstate 80 and thirty miles from the Mississippi River. We paid $420,000 for the site. The plant’s address is 1701 East 7th Street, Washington, Iowa. The site is adjacent to the main line of the Iowa Chicago & Eastern Railroad, which serves the plant. The plant consists of the following buildings:
•	Administrative building
•	Processing building
•	Pretreatment building
•	Storage tank farm
The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads. Construction of the plant was substantially complete in June 2007.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Marshall Bankfirst Corporation (Bankfirst). Bankfirst has been seized by the FDIC. We are currently working with OSM as an interim administrative bank to make payments under our Loan Agreement, until permanent assignment of our Loan Agreement is made. We anticipate that early in the calendar year 2010 that Met Life will assume lead bank status under our Loan Agreement and we will begin making payments to Bankers Trust as the administrative bank under our Loan Agreement. However, as of the date of this report, we have received no written notification as to Bankfirst’s successor. Regardless of the final receiver of our Loan Agreement, all of our tangible and intangible property, real and personal, will continue to serve as collateral under our Loan Agreement. Money borrowed under the Iowa Department of Economic Development loan is also secured by substantially all of the company’s assets, but is subordinate to the agreements with Bankfirst.
ITEM 3. LEGAL PROCEEDINGS.
In February 2009, we gave notice to REG that it had breached the MOSA in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, we delivered our Statement of Claims to REG and the selected arbitrator alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. On or about December 16, 2009, we responded to the counterclaims. No date has been set for the arbitration and no discovery has been initiated or completed.

On November 4, 2009, three of our directors, Denny Mauser, William J. Horan and Warren L. Bush, which are also members of The Biodiesel Group, LLC, (the TBG Directors), filed suit in the Iowa District Court for Washington County against the remaining directors of our board of directors: Michael J. Bohannan, Mark A. Cobb, Richard Gallagher, John Heisdorffer, Edwin Hershberger and J. William Pim (Defendants). The TBG Directors requested temporary and permanent injunctions against the Defendants, in an effort to reverse certain actions taken by Defendants, acting as a majority of the board of directors. These actions include the adoption of an Executive Committee Charter, the appointment of Defendants to the Executive Committee, and adoption of a Resolution adopting the Amended and Restated Director and Officer Compensation Plan.
The TBG Directors claim that Defendants exceeded their authority, acting as a majority of the board, in taking these actions. Defendants claim that under our amended and restated operating agreement, Defendants were permitted and justified in taking such actions, due to recent revelations regarding certain payments made in 2007 to the TBG Directors by predecessors in interest to REG, which Defendants claim constitute a conflict of interest and breach of our amended and restated operating agreement. Defendants filed a motion for summary judgment on November 16, 2009, on which arguments were heard on December 18, 2009, and a decision by the judge regarding summary judgment is pending.
Iowa Renewable Energy is not a party to this lawsuit. However, under Section 5.20 of our amended and restated operating agreement, we are required to indemnify and pay all judgments and claims against each director or officer of ours relating to any liability or damage incurred by reason of any act performed or omitted to be performed by such director, or officer, in connection with our business. This indemnification includes reasonable attorney’s fees incurred by such director or officer in connection with the defense of any action based on any such act or omission. These attorney’s fees may be paid as incurred, including those fees relating to all such liabilities under federal and state securities laws as permitted by law. As a result, we may be required to indemnify Defendants for costs incurred in defending this litigation.
At this time we are unable to predict whether such indemnification, if any, could have a material effect on our financial statements, taken as a whole. We have been notified by our insurance company that this litigation is not covered by director and officer insurance.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of our fiscal year ended September 30, 2009.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units, however; as of the date of this report no trades have been completed on our private qualified online matching service. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize Iowa Renewable Energy as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a public reporting company, we will continue to make information about the Company publicly available on our website. No sales of our units have been completed under our qualified online matching service.

Unit Holders
As of September 30, 2009, we had approximately 640 unit holders of record.
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
Sale of Unregistered Securities
We did not make any sales of equity securities that were unregistered during the fiscal year ended September 30, 2009.
Repurchases of Equity Securities
Neither we, nor anyone acting on our behalf, has repurchased any of our outstanding units.
ITEM 6. SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Our plant is currently fully operational. We began producing biodiesel on July 10, 2007. After obtaining independent testing of our biodiesel to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also, resulted in several plant shutdowns. During the fourth quarter of fiscal year 2009, we operated our plant at approximately 36% of our plant’s capacity.

Most of our shutdowns have been due to:
•	Our inability to obtain adequate amounts of feedstock in a timely manner;
•	Our inability to obtain adequate amounts of feedstock at competitive costs;
•	Lack of demand for biodiesel;
•	Lack of biodiesel contracts at profitable margins; and
•	Inadequate funds to obtain feedstock due to having to pay for feedstock while waiting for payments from our biodiesel sales.
From October 1, 2008 through September 30, 2009 we produced approximately 9,507,597 gallons of biodiesel, which is only approximately 32% of our plant’s capacity. We anticipate operating the plant at similar levels during our fiscal year 2010; however, our ability to operate depends upon many factors outside of our control, such as the demand for biodiesel, price for biodiesel and cost of feedstock. If demand for biodiesel remains at its current low levels, or drops further during our fiscal year 2010 we will likely operate at even lower levels. We do not however, anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that we can obtain contracts for the same amount of biodiesel that we produced during our fiscal year 2009, then we may operate at a lower production rate than during our fiscal year 2009. In addition, we have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during our fiscal year 2010 then we will likely operate our plant at lower levels than we did during our fiscal year 2009.
On February 1, 2008, our $34,715,000 Loan Agreement with Bankfirst converted from a construction loan to a term loan, which requires monthly principal and interest payments. As of the date of this report, we have timely paid all of our monthly payments under the Loan Agreement, however; we made draws from our debt service reserve for the principal portions of our September and October 2009 payments. We began to replenish our debt service reserve in December 2009 and anticipate it will be completely replenished in January 2010. The Loan Agreement with Bankfirst currently contains covenants that require a minimum ratio for current assets to current liabilities (working capital ratio) and a minimum debt coverage and fixed charge coverage ratios.
On April 2, 2009, we received a written notice of default from Bankfirst (the “Notice”). The Notice constituted a notice of default under Section 6.01(b) of the Loan Agreement, which provides the Company has 30 days to cure the covenant defaults or it will be considered an event of default. The Notice advises, and the Loan Agreement provides, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to them under the Loan Agreement, by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. We have not been able to cure the defaults. Thirty days have passed since we received the Notice and Bankfirst has not taken any further action or communicated with us in writing further on the matter. In July 2009, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. We are currently working with OSM as an interim administrative bank to make payments under our Loan Agreement, until permanent assignment of our Loan Agreement is made. We anticipate that early in the calendar year 2010 that Met Life will assume lead bank status under our Loan Agreement and we will begin making payments to Bankers Trust as the administrative bank under our Loan Agreement. However, as of the date of this report, we have received no written notification as to Bankfirst’s successor. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and have received a written offer sheet from Washington State Bank and Federation Bank, current participants in our Loan Agreement, for a line of credit of up to $1.5 million. If we closed on a new line of credit, we anticipate this would improve our liquidity.
While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the receiver, or our new lead bank, will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. These liquidity issues raise doubt about whether we will continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance and the anticipated seasonal decrease in demand for biodiesel, we will continue to be in violation of these covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.

Plan of Operations for the Next 12 Months
Plant Operations
We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant. Our plant is fully operational. We are actively producing biodiesel at our plant, although not at full capacity.
Results of Operations
Comparison of Fiscal Years Ended September 30, 2009 and September 30, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2009 and September 30, 2008.

Income Statement	Fiscal Year Ended		Fiscal Year Ended
Data	September 30, 2009		September 30, 2008
Revenues	$29,132,604	100.00%	$67,135,224	100.00%

Cost of Goods Sold	$29,795,410	102.28%	$67,000,778	99.80%

Gross Profit (Loss)	$(662,806)	(2.28)%	$134,446	0.20%

Operating Expenses	$1,421,907	4.88%	$1,729,356	2.58%

Interest Income	$36,579	0.13%	$91,762	0.14%

Interest (Expense)	$(1,272,475)	(4.37)%	$(2,281,776)	(3.40)%

Net (Loss)	$(3,320,609)	(11.40)%	$(3,784,924)	(5.64)%
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. Surplus biodiesel supplies also tend to put downward price pressure on biodiesel. Additionally, prices for diesel and the costs of feedstock, including soybean oil or animal fats, have been volatile and such fluctuations in the cost of feedstock may significantly affect our financial performance. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. The biodiesel industry experienced very high feedstock costs during the summer of 2008, without corresponding increases in biodiesel prices, thereby causing profit margins to be small or nonexistent. More recently, the biodiesel industry has been experiencing dropping feedstock costs; however, biodiesel prices have dropped even more rapidly, resulting in continued small or nonexistent profit margins. We expect these price relationships to continue for the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.

Revenues

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2009		September 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$24,995,232	86%	$57,539,313	86%
Glycerin Sales	$486,327	2%	$1,887,636	3%
Fatty Acids and Soapstock Sales	$424,978	1%	$901,617	1%
Federal Incentives	$3,226,067	11%	6,806,658	10%

Total Revenues from Sales	$29,132,604	100%	$67,135,224	100%

Revenues from operations for the fiscal year ended September 30, 2009 totaled $29,132,604 compared with $67,135,224 for the fiscal year ended September 30, 2008. Included within our total revenues for the fiscal year ended September 30, 2009 and 2008 are approximately $3,226,067 and $6,806,658 respectively, in incentives we received or which were receivable from certain federal government programs for the sale of our biodiesel. Revenues in fiscal year 2009 were approximately half the revenues in fiscal year 2008. The decrease in revenues was due primarily to decreased production and sales volume of biodiesel, glycerin, fatty acids and soapstock. The decrease in production volume was due to lack of demand and contracts for our biodiesel.
Lower biodiesel prices in fiscal 2009 compared to fiscal 2008, combined with a decrease in biodiesel sales volume, contributed to the lower total revenues in fiscal year 2009 as compared with fiscal year 2008. Average biodiesel sale prices during most of the year ended September 30, 2009 trended downward from the average biodiesel sale prices we experienced in the same period in 2008. The average biodiesel sale price we received for the year ended September 30, 2009 was approximately 32% lower than our average biodiesel sale price for the comparable period in 2008.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel prices have climbed over the past several years reaching record highs of over $4.70 per gallon in July 2008, but have since trended downward, as oil prices have plummeted and the U.S. economic downturn and credit crisis have contributed to a decrease in demand for fuel in general. According to the Energy Information Administration, average retail prices for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 per gallon in July 2008, but rapidly dropped thereafter to approximately $2.75 per gallon as of early December 2009. Biodiesel prices have followed a similar trend, peaking in the summer of 2008 and declining thereafter. Nonetheless, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $3.25 to $3.50 per gallon for the week of December 11, 2009, according to the USDA’s Weekly Ag Energy Round-Up report. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of the week of December 14, 2009 averaged approximately $2.72 per gallon, which is slightly lower than the price per gallon for B100 biodiesel after the tax credit. The premium of biodiesel prices over diesel prices could cause a reduction in the demand for biodiesel. Through most of fiscal year 2008, biodiesel prices steadily increased and were well above historical highs and, therefore helped, to a certain extent, to offset high input costs, such as soybean oil. However, we expect that a continued drop in biodiesel prices without a corresponding decrease in the cost of feedstock and other inputs will cause the profit margin on each gallon of biodiesel produced to continue to be small to nonexistent, which could result in significant losses. Due to the volatility of the global economic conditions and commodities markets, it is uncertain whether biodiesel prices and input costs will continue to decrease or whether they will rebound to the higher prices experienced in the summer of 2008.
Based on historical trends, we anticipate that seasonal demand for biodiesel will decrease in the fall and winter months when blenders have typically decreased their biodiesel blend percentages due to cold flow concerns. Such decrease in demand could cause downward pressure on biodiesel sale prices. We anticipate the RFS will increase demand for biodiesel; however, until the EPA final rules under the RFS are released it is unclear what impact, if any, the RFS will have on biodiesel demand. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are relatively high, causing our profit margins to decrease even further.

We also believe that recent U.S. and global economic downturn and the financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of a $700 billion bailout plan may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the U.S., as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Commodity markets have tumbled as a result of the recent economic turmoil, causing oil and other commodity prices to drop significantly. We expect that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of June 22, 2009 (the most recent date for which data is available) was about 2.69 billion gallons per year, which is up from approximately 1.92 billion gallons per year as of September 2007. The National Biodiesel Board also estimates that plants under construction and expansion as of June 22, 2009 could add another 427.8 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.89 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 700 million gallons of biodiesel were produced in 2008. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
Higher crude glycerin sales prices in fiscal 2009 compared to fiscal 2008, did not, however; result in increased revenues. This is because even though demand for glycerin has increased, we produced less biodiesel in our fiscal year 2009 due to decreased demand for biodiesel, which meant we had less of our primary by-product, glycerin, to sell. The sales price of glycerin has increased due to increased demand for crude glycerin, which has trended upwards due to expanding glycerin refining capacity and increasing uses for glycerin.
We expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the biodiesel blender’s credit, which is set to expire December 31, 2009, and the RFS. See “BUSINESS — Government Regulation and Federal Biodiesel Supports.”
We are highly dependent upon REG for the successful marketing of our products. We do not have our own sales force and we do not have any other agreements or relationships with feedstock suppliers. If REG breaches the agreement or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel. Any loss of our relationship with REG could have a significant adverse impact on our revenues. Moreover, REG has given us a termination notice under the MOSA, which is now set to terminate on July 10, 2010. Our inability to retain a new marketer, or negotiate a new agreement with REG, could have also have a significant adverse impact on our revenues.
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
Cost of goods sold for our products for the year ended September 30, 2009 was $29,795,410, which is approximately half that of cost of goods sold for the year ended September 30, 2008, which was equal to $67,000,778. The decrease is primarily attributed to our lowered production rate. As a percentage of revenues, our cost of goods sold increased slightly from fiscal year 2008 to fiscal year 2009, which were 99.8% and 102.28%, respectively. This increase was due primarily to the lowered selling price for our biodiesel.

Our average soybean oil costs for the year ended September 30, 2009 were approximately 30% lower than soybean oil costs for the year ended September 30, 2008. Likewise, animal fat costs for the year ended September 30, 2009 were approximately 42% lower than animal fat costs for the fiscal year ended September 30, 2008. In fiscal year 2009, we also utilized approximately 1.5 million pounds of corn oil feedstock, which is consistent with the minimal amounts of corn oil used in fiscal year 2008.
In order to minimize cost of goods sold, we have been increasingly utilizing lower-cost feedstocks such as animal fats and corn oil in place of higher-cost feedstocks such as soybean oil during the year ended September 30, 2009 as compared with the same period in 2008. In fiscal year 2008, approximately 68% of the feedstock used in our biodiesel production was animal fats and 32% was soybean oil. In fiscal year 2009, by comparison, approximately 80% of feedstock used in biodiesel production was animal fats, and approximately 20% was soybean oil.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of goods sold.
Commodity prices have been extremely volatile over the recent year, increasing by historic proportions in the summer of 2008 before dropping rapidly over the past several months. Soybean costs fell to $9.48 per bushel in November 2009, down from a high of approximately $13.30 per bushel in July 2008, according to the USDA’s December 2009 Oil Crop Outlook Report. Soybean oil prices have followed a similar trend, which according to the USDA’s December 2009 Oil Crop Outlook Report, average soybean oil prices reached a peak of approximately 62.43 cents per pound in June 2008, but have come down to a price of 36.59 cents per pound in November 2009, which is dramatically lower than the June 2008 peak. The drastic decrease in soybean oil prices is likely due to the rapid changes in the global economy. The USDA National Weekly Ag Energy Round-Up Report indicates that as of December 11, 2009, soybean oil prices in Iowa are approximately 35.59 to 38.15 cents per pound, which is up from the price range of 27.96 to 30.72 cents per pound one year ago. The USDA forecasted that 2009/10 soybean oil prices would range from 35.5 to 38.5 cents per pound. Accordingly, based on recent trends, management expects that cost of goods sold on the basis of a per-gallon of soybean oil-based biodiesel sold may decrease below levels experienced in fiscal year 2009. However, management still expects that prices may remain volatile through fiscal year 2010. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the cost of soybean oil and other commodities. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, price fluctuations can have a significant affect on our profit margin on each gallon of biodiesel produced and sold. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market. Animal fats prices have also increased significantly, although they still remain lower than soybean oil prices.
Like soybean oil prices, animal fat costs also peaked in the summer of 2008. Although animal fat costs did not reach prices as high as soybean oil prices in the summer of 2008, animal fat costs nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat costs will also likely increase and vice versa. According to the USDA’s December 2009 Oil Crop Outlook report, lard and edible tallow prices for November 2009 were estimated at 30.07 cents and 29.65 cents per pound, respectively, which are down from their peak of 52.82 cents and 38.61 cents per pound, respectively, in July 2008. However, management expects that prices may remain volatile throughout fiscal year 2010, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
Based on recent trends of soybean oil and animal fat costs, we expect that cost of goods sold on a per-gallon basis may decrease below levels experienced in fiscal year 2009. However, management still expects that prices may remain volatile through fiscal year 2010. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the cost of soybean oil and animal fats. We will attempt to utilize feedstocks that provide us with the greatest margins on the sale of our biodiesel. Nonetheless, even if feedstock costs continue to drop, decreases in the price at which we may sell our biodiesel and glycerin in the future could still result in low profit margins, which could have an adverse affect on our net income.

We experienced a $560,099 net gain during the year ended September 30, 2009 related to our derivative contracts, which is an increase from the $1,636,163 net loss recognized during the fiscal year ended September 30, 2008. The decrease in net loss related to hedging is likely due to reduction in our forward contracts and less volatile market conditions. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. The fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses for the year ended September 30, 2009 totaled $1,421,907, which is slightly lower than operating expenses of $1,729,356 for the same period in 2008. This decrease is largely due to the decline in our sales volume, which resulted in the marketer fee under our MOSA being substantially less in 2009 when compared to 2008. Operating expenses as a percentage of revenues increased slightly from fiscal year 2008 to fiscal year 2009, at 2.58% and 4.88% respectively. The increase in operating expenses as a percentage of revenues is primarily due to our reduced production and sales price for our products. We expect that our operating expenses for fiscal 2010 will remain fairly consistent if average plant production levels remain consistent.
Other Income (Expenses)
Our other income and expenses for the fiscal year ended September 30, 2009 was interest expense of $1,272,475 and interest income of $36,579, compared to an interest expense of $2,281,776 and interest income of $91,762 in 2008. The interest expense represents interest and amortization costs. The decrease in interest expense was primarily the result of a decrease in our outstanding borrowings and a decrease in our average interest rates.
Changes in Financial Condition
The following table highlights the changes in our financial condition from September 30, 2008 to September 30, 2009:

	September 30,	September 30,
	2009	2008
Current Assets	$5,746,294	$11,178,526
Current Liabilities	$31,016,570	$35,640,464
Members’ Equity	$12,281,381	$15,601,990
Current Assets. Current assets totaled $5,746,294 at September 30, 2009 down from $11,178,526 at September 30, 2008. The decrease during this period is a result of decreased receivables and depressed inventory values.
Current Liabilities. Total current liabilities totaled approximately $31,016,570 at September 30, 2009, down slightly from $35,640,464 at September 30, 2008. This decrease was due largely to the repayment of $3,339,767 of debt and a decrease in accounts payable as a result of a reduction in production.
Members’ Equity. Members’ contributions at both September 30, 2009 and September 30, 2008 were equal to $23,165,422. Total members’ equity as of September 30, 2009 was $12,281,381, down from $15,601,990 as of September 30, 2008. The decrease in total members’ equity is due to a $3,320,609 loss during fiscal year 2009.

Liquidity and Capital Resources
Cash Flow from Operating Activities. Net cash flow provided by operating activities for the year ended September 30, 2009 totaled $4,039,052 compared to $15,075 used for the year ended September 30, 2008. This increase was due to reduced payables and accrued expenses and increases in hedging activity.
Cash Flow from Investing Activities. Net cash flow used in investing activities for the year ended September 30, 2009 totaled $239,462, of which $156,301 was for increases in restricted cash requirements and $83,161 used for capital expenditures for minor improvements to our plant for efficiency and upgrade purposes.
Cash Flow from Financing Activities. Net cash used in financing activities for the year ended September 30, 2009 totaled $3,339,767, which was payments on our long-term debt financing.
Short-Term and Long-Term Debt Sources
In October 2006, we closed on our $34,715,000 debt financing with Bankfirst. The financing with Bankfirst provided for a $29,715,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. Our construction loan converted to a term loan in February 2008. Starting on February 1, 2008 and on the 1st day of each month thereafter, 59 monthly payments of principal and interest (which is prime plus 0.25%) is due and payable through and including January 1, 2013. Payments are calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013.
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
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of the date of this report, we have timely paid all of our monthly payments under the loan, however, for the September and October payments we made draws from our debt service reserve for the principal portion of the payments. We began to replenish the draw on our debt service reserve in December 2009 and anticipate it will be completely replenished in January 2010. The Loan Agreement currently contains covenants that require a minimum ratio for current assets to current liabilities (working capital ratio) and a minimum debt coverage and fixed charge coverage ratios.
On April 2, 2009, we received a written notice of default from Bankfirst (the “Notice”). The Notice constituted a notice of default under Section 6.01(b) of the Loan Agreement, which provides the Company has 30 days to cure the covenant defaults or it will be considered an event of default. The Notice advises, and the Loan Agreement provides, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to them under the Loan Agreement, by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. We have not been able to cure the defaults. Thirty days have passed since we received the Notice and Bankfirst has not communicated with us in writing further on the matter. In July 2009, however, Bankfirst was seized by state regulators and the FDIC was named its receiver.

We are currently working with OSM, a bank out of Minneapolis, Minnesota, as an interim administrative bank to make payments under our Loan Agreement, until permanent assignment of our Loan Agreement is made. We anticipate that early in the calendar year 2010 Met Life will assume lead bank status under our Loan Agreement and we will begin making payments to Bankers Trust as the administrative bank under our Loan Agreement. However, as of the date of this report, we have received no written notification as to Bankfirst’s successor. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and have received a written offer sheet from Washington State Bank and Federation Bank, current participants in our Loan Agreement, for a line of credit of up to $1.5 million. If we closed on a new line of credit, we anticipate this would improve our liquidity.
While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the receiver, or our new lead bank, will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. In addition, the blenders credit is set to expire on December 31, 2009 and if it is not extended, we would likely be unable to produce and sell biodiesel profitably, which would likely result in significant plant shut downs either on a temporary or permanent basis. These liquidity issues raise doubt about whether we will continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance and the anticipated seasonal decrease in demand for biodiesel, we will continue to be in violation of these covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and generally accepted accounting principals (GAAP) require long term debt to be listed as a current liability when a company has a going concern disclosure.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable and the $300,000 principal amount does not bear interest. The balance at September 30, 2009 was $225,000.
In addition, on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five years. The balance at September 30, 2009 was $275,478.
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
Derivative Instruments and Hedging Activities
Accounting Standards Certification (ASC) Topic No. 815, Derivatives and Hedging Activities, or ASC 815, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under ASC 815 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soy oil are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of ASC 815.

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
During the year ended September 30, 2009, the gains/losses on our derivative instruments relating to certain commodities, including soybean oil and heating oil, was a realized gain of $692,002 and a change in unrealized loss of $131,903 for a net gain of $560,099. We recognized a net loss of $1,636,163 during the year ended September 30, 2008, which consisted of a realized loss of $2,211,551 and a change in unrealized gain of $575,388. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Iowa Renewable Energy, LLC
We have audited the balance sheets of Iowa Renewable Energy, LLC as of September 30, 2009 and 2008, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iowa Renewable Energy, LLC as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from operations and has experienced significant increases in the input costs of its products. This has created liquidity issues and caused the Company to be in violation of its bank debt covenants and there is no assurance that such violations will be waived which, together raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assessment of the effectiveness of Iowa Renewable Energy, LLC’s internal control over financial reporting as of September 30, 2009 included in Item 9AT of the 10-K and, accordingly, do not express an opinion thereon.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
December 29, 2009

Iowa Renewable Energy, LLC
Balance Sheets
September 30, 2009 and 2008

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$649,297	$189,474
Due from broker	477,059	82,182
Accounts receivable, net of allowance for doubtful accounts of 2009 $7,218; 2008 none	1,090,753	4,469,451
Derivative financial instruments	—	65,141
Federal incentive receivable	146,182	747,741
Inventory	3,265,653	5,580,906
Prepaids and other assets	117,350	43,631

Total current assets	5,746,294	11,178,526

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,742,442	40,673,235
Office building, furniture and fixtures	572,769	572,632
Equipment and vehicles	240,241	226,424

	41,975,452	41,892,291
Accumulated depreciation	(5,963,978)	(3,313,970)

	36,011,474	38,578,321

Other Assets:
Cash, restricted by loan agreement	1,201,118	1,044,817
Financing costs, net	339,065	440,790

	1,540,183	1,485,607

	$43,297,951	$51,242,454

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$30,005,576	$33,345,343
Accounts payable and accrued expenses	944,232	2,295,121
Derivative financial instruments	66,762	—

Total current liabilities	31,016,570	35,640,464

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding 2009 and 2008 26,331	23,165,422	23,165,422
Accumulated (deficit)	(10,884,041)	(7,563,432)

	12,281,381	15,601,990

	$43,297,951	$51,242,454

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Operations
Years Ended September 30, 2009 and 2008

	2009	2008
Revenues:
Sales	$25,906,537	$60,328,566
Federal incentives	3,226,067	6,806,658

	29,132,604	67,135,224

Cost of sales	29,795,410	67,000,778

Gross profit (loss)	(662,806)	134,446

Operating expenses:
General and administrative	1,383,907	1,691,356
Depreciation	38,000	38,000

	1,421,907	1,729,356

(Loss) before other income (expense)	(2,084,713)	(1,594,910)

Other income (expense):
Interest income	36,579	91,762
Interest expense	(1,272,475)	(2,281,776)

Net (loss)	$(3,320,609)	$(3,784,924)

Weighted average units outstanding	26,331	26,331

Net (loss) per unit — basic and diluted	$(126.11)	$(143.74)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Changes in Members’ Equity
Years Ended September 30, 2009 and 2008

		Member	Accumulated	Total Members’
	Member Units	Contributions	Deficit	Equity

Balance, September 30, 2007	26,331	$23,165,422	$(3,778,508)	$19,386,914
Net (loss)	—	—	(3,784,924)	(3,784,924)

Balance, September 30, 2008	26,331	23,165,422	(7,563,432)	15,601,990
Net (loss)	—	—	(3,320,609)	(3,320,609)

Balance, September 30, 2009	26,331	$23,165,422	$(10,884,041)	$12,281,381

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Cash Flows
Years Ended September 30, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(3,320,609)	$(3,784,924)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	2,650,008	2,650,008
Amortization	101,725	101,723
Unrealized (gain) loss on derivative financial instruments	131,903	(575,388)
Change in working capital components:
(Increase) decrease in due from broker	(394,877)	1,255,678
Decrease in accounts receivable	3,980,257	1,219,351
(Increase) decrease in inventory	2,315,253	(1,765,184)
(Increase) in prepaids and other assets	(73,719)	(6,599)
Increase (decrease) in accounts payable and accrued expenses	(1,350,889)	920,410

Net cash provided by operating activities	4,039,052	15,075

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	(83,161)	(22,481)
Sales tax and utitlity refund from construction of property and equipment	—	813,390
(Increase) in cash restricted	(156,301)	(1,044,817)

Net cash used in investing activities	(239,462)	(253,908)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	1,717,442
Payment on long-term borrowings	(3,339,767)	(2,014,657)

Net cash used in financing activities	(3,339,767)	(297,215)

Net increase (decrease) in cash and cash equivalents	459,823	(536,048)

Cash and cash equivalents:
Beginning	189,474	725,522

Ending	$649,297	$189,474

Supplemental Disclosure of Cash Flow Information, cash payments for interest	$1,119,767	$2,287,429
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
Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The provision for bad debts charged to expense was $7,218 and $135,170 for the years ended September 30, 2009 and 2008, respectively.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at September 30, 2009 or 2008
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of September 30, 2009 and 2008:

	2009	2008

Raw material	$1,418,828	$2,695,569
Finished goods	1,846,825	2,885,337

	$3,265,653	$5,580,906

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
Property and equipment: Property and equipment is stated at cost. Depreciation of such amounts commenced when the plant began operations. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	10 – 20
Office building	10 – 20
Office equipment	3 – 7
Other equipment and vehicles	3 – 7
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the years ended September 30, 2009 or 2008.
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
Derivative instruments: The Company has entered into derivative contracts to hedge its exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Accounting Standards Codification (ASC) Topic No. 815, Derivatives and Hedging. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the years ended September 30, 2009 and 2008:

	2009	2008

Realized (gain) loss	$(692,002)	$2,211,551
Change in unrealized (gain) loss	131,903	(575,388)

Net (gain) loss	$(560,099)	$1,636,163

Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.

Iowa Renewable Energy, LLC
Notes to Financial Statements
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
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the years ended September 30, 2009 and 2008 is as follows:

Cost of Sales	2009 Dollars	2009 Percentage	2008 Dollars	2008 Percentage

Input costs (soy oil, chemicals, etc.)	$24,580,763	82.50%	$58,780,600	87.73%
Plant wages and salaries	733,760	2.46	824,139	1.23
Utilities and wastee disposal	1,055,769	3.4	1,847,708	2.76
Fees-procurement	142,591	0.48	253,547	0.38
(Gain) loss on derivative financial instruments	(560,099)	(1.88)	1,636,163	2.44
Depreciation	2,612,008	8.77	2,612,008	3.90
Maint., supplies and other expenses	1,230,618	4.13	1,046,613	1.56

Total cost of sales	$29,795,410	100.00%	$67,000,778	100.00%

The negative margin in 2009 was in part due to our marketer committing to indexed contracts that produced unfavorable margins, volatility in raw materials pricing and low production volumes. These factors were significant components of the negative margin.
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
The Company follows the guidance set forth in ASC Topic 820 for assets and liabilities recognized at fair value on a recurring basis. ASC 820 establishes a framework for measuring fair value and requires enhanced disclosures about assets and liabilities carried at fair value.
As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as commodity derivative contracts listed on the Chicago Board of Trade.

Iowa Renewable Energy, LLC
Notes to Financial Statements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	September 30,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative financial instruments liabilities	$66,762	$66,762	$—	$—
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
Subsequent events: The Company has considered subsequent events through December 29, 2009, the date of issuance, in preparing the financial statements and notes thereto.
Recently adopted accounting standards: Effective with the quarter ended June 30, 2009, the Company adopted ASC Topic 825, Interim Disclosures about Fair Value of Financial Instruments and it did not have a material impact on its financial position or results of operations. ASC 825 requires disclosures about fair value of financial instruments in interim and annual financial statements. ASC 825 became effective for periods ending after June 15, 2009.
Effective with the quarter ended June 30, 2009, the Company adopted ASC Topic 855, Subsequent Events and it did not have a material impact on its financial position or results of operations. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76. The adoption of SFAS 168 did not have a material impact on our financial position or results of operations.

Iowa Renewable Energy, LLC
Notes to Financial Statements
Note 2. Major Customer and Related Party
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Sales to REG for the years ended September 30, 2009 and 2008 were approximately $25.9 million and $60.3 million, respectively. Related accounts receivable from REG as of September 30, 2009 and 2008 were approximately $1.1 million and $4.5 million, respectively.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feedstocks and chemical inputs necessary for production and to manage operations.
These marketing, procurement and management agreements will expire on July 31, 2010; however, the agreement will renew annually unless terminated by either party upon one year’s prior written notice. Fees under this agreement are based on the number of biodiesel gallons produced and in addition the agreement provides for payment of a yearly bonus based on the Company’s net income. Total fees expensed under the agreement for the years ended September 30, 2009 and 2008 were $541,932 and $923,687, respectively.
REG provided the notice of termination of the agreement due to changes in the biodiesel market since the agreements were originally signed. REG has proposed that the parties review and cooperate to negotiate a new contract on terms mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be signed. The Company is also exploring other options for the marketing of their biodiesel, in the event a new contract is not signed. They may be unable to find a new company to provide these management and operational services, or they may not enter into a new agreement on favorable terms. Any lack of a provider for these services would have a negative impact on our operations and financial position.
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
Notes to Financial Statements
In November 2006 the directors exercised 1,100 units at $500 per unit. 100 units were unexercised and expired. In accordance with the Loan agreement, referenced in Note 4 below, the options funds were used for construction contract obligations prior to the initial draw on the loan in December 2006.
Note 4. Long-Term Debt
Long-term debt consists of the following as of September 30, 2009 and 2008:

	2009	2008

Note payable to Marshall Bank Group for construction loan (A)	$29,505,098	$32,760,343
Note payable to the Iowa Department of Economic Development (B)	225,000	285,000
Note payable to the Iowa Department of Transportation (C)	275,478	300,000

	$30,005,576	$33,345,343

Due to the liquidity issues addressed in Note 6, the debt has been classified as current.
(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” The note bears interest at prime plus .25% (3.5% as of September 30, 2009 and 5.25% as of September 30, 2008) and is due in monthly principal and interest payments of $373,000. The Company was in violation of the debt covenants at September 30, 2009 and on April 2, 2009 received a written notice of default from the lender (See Note 6).

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
(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of September 30, 2009 and 2008 of $125,000 and $185,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term.

The $100,000 loan will be forgiven if the Company complies with certain employment and production criteria defined in the agreement. In the event of noncompliance or default, the loan will be repaid over a two-year period starting with the date of noncompliance, including interest at 6%.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at September 30, 2009 was $107,478. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial instrument debt. The $168,000 grant is forgivable upon completion of the loan agreement.

Iowa Renewable Energy, LLC
Notes to Financial Statements
(D)
In July 2009, the FDIC seized Marshall Bank First. Marshall Bank First had served as “Lead Bank” for the purposes of loan administration as described in item (A) above. In August the FDIC assigned OSM as the “lead bank” for administration of the Long-Term debt until a permanent “lead bank” could be assigned. Management anticipates that Met Life will be assigned as the permanent lead bank and that Bankers Trust will be assigned as the permanent administration bank, however, as of the date of this filing, the Company has not been notified in writing regarding the assignment of the permanent lead or permanent administration bank.

Maturities with long-term debt are as follows:

Year ending September 30:
2010	$3,308,977
2011	3,316,875
2012	3,377,751
2013	20,001,973

$30,005,576

Note. 5 Lease Commitment and Other Contingencies
The Company leases a copier under a long-term operating lease that will expire in December 2010. The lease requires payments of $275 per month plus applicable taxes.
Minimum lease payments under these operating leases for future years are as follows:

Year ending September 30:
2010	$3,304
2011	1,377

$4,681

The European Union is currently leveling tariffs on biofuels exported from the United States due to subsidies paid on biofuels. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If any governmental supports are modified or removed and decreased demand for the Company’s biodiesel results, its profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders’ tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit will expire on December 31, 2009 subject to any action Congress may take in 2010. The elimination or reduction of tax incentives to the biodiesel industry could likely result in the Company’s inability to produce and sell biodiesel profitably.

Iowa Renewable Energy, LLC
Notes to Financial Statements
Note 6. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2009, the Company has generated accumulated losses of $10,884,041, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company’s lender contains covenants that require a minimum ratio of current assets to current liabilities (working capital ratio) minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with these covenants at September 30, 2009 and it is projected that the Company will fail to comply with one or more of the loan covenants throughout fiscal 2010. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s noncompliance with any one or more of the loan covenants. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may pursue strategies that could include issuing additional membership units through one or more private placements, or to solicit a sale or merger of the Company with other strategic partners. However, there is no assurance that the Company would be able to raise the desired capital. The Company could elect to reduce its production capacity through the remaining winter months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the blenders credit is set to expire on December 31, 2009 and if it is not extended, the Company would likely be unable to produce and sell biodiesel profitably, which would likely result in significant plant shut downs either on a temporary or permanent basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
McGladrey & Pullen, LLP is our independent registered public accounting firm at the present time. The Company has had no disagreements with its auditors.
ITEM 9AT. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our chief executive officer (the principal executive officer), Michel Bohannan, along with our chief financial officer (the principal financial officer), Todd Willson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2009, our integrated controls over financial reporting were not effective because of the material weakness discussed below.
Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified a material weakness with respect to a deficiency in the operation of our controls, such that our internal control over financial reporting does not operate as designed or the person performing the control does not possess the necessary authority or competency to perform the control effectively. Our current chief financial officer is relatively new to the position. Thus, we had several adjustments to our financial statements during the period covered by this report which impacted our closing process and delayed the preparation of our financial statements, including all required disclosures. In addition to this material weakness, we noted significant deficiencies in our lack of segregation of duties, due to one person being primarily responsible for all of our accounting activities. We are compensating for this deficiency by close supervision and review by our board of directors.

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
We have taken the following steps to remediate the material weakness related to the operation of our controls:
•	We continue to provide training, oversight and guidance for our chief financial officer; and
•	We have hired external assistance with our financial reporting.
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
Changes in Internal Control Over Financial Reporting
Our management, consisting our chief executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year. This proxy statement is referred to in this report as the 2010 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to the 2010 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by this Item is incorporated by reference to the 2010 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to the 2010 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to the 2010 Proxy Statement.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Method of
Exhibit No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC
Date: December 29, 2009	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: December 29, 2009	/s/ Todd Willson
Todd Willson
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2009	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: December 29, 2009	/s/ Mark Cobb
Mark Cobb
Vice Chairman and Director

Date: December 29, 2009	/s/ Dick Gallagher
Dick Gallagher
Secretary and Director

Date: December 29, 2009	/s/ Warren L. Bush
Warren L. Bush, Director

Date: December 29, 2009	/s/ William J. Horan
William J. Horan, Director

Date: December 29, 2009	/s/ Edwin J. Hershberger
Edwin J. Hershberger, Director

Date: December 29, 2009	/s/ John Heisdorffer
John Heisdorffer, Director

Date: December 29, 2009	/s/ William J. Pim
William J. Pim, Director

Date: December 29, 2009	/s/ Denny Mauser
Denny Mauser, Director