Form 10-Q
period 2009-12-31
Iowa Renewable Energy, LLC
filed 2010-02-16
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of February 16, 2010, there were 26,331 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets
December 31, 2009 and September 30, 2009

	December 31,	September 30,
	2009	2009
Assets
Current Assets:
Cash and cash equivalents	$2,030,885	$649,297
Due from broker	339,398	477,059
Accounts receivable	1,260,524	1,090,753
Federal incentive receivable	138,774	146,182
Inventory	804,387	3,265,653
Prepaids and other assets	47,942	117,350

	4,621,910	5,746,294

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,742,442	40,742,442
Office building, furniture and fixtures	572,769	572,769
Equipment and vehicles	240,241	240,241

	41,975,452	41,975,452
Accumulated depreciation	(6,626,480)	(5,963,978)

	35,348,972	36,011,474

Other Assets:
Cash, restricted by loan agreement	1,225,896	1,201,118
Financing costs, net	313,635	339,065

	1,539,531	1,540,183

	$41,510,413	$43,297,951

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$28,961,051	$30,005,576
Accounts payable and accrued expenses	638,627	944,232
Derivative financial instruments	24,158	66,762

Total current liabilities	29,623,836	31,016,570

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding December 31, 2009 and September 30, 2009 26,331	23,165,422	23,165,422
Accumulated (deficit)	(11,278,845)	(10,884,041)

	11,886,577	12,281,381

	$41,510,413	$43,297,951

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations

	Three Months Ended
	December 31,	December 31,
	2009	2008
Revenues:
Sales	$8,455,587	$9,901,695
Federal incentives	187,632	1,386,287

	8,643,219	11,287,982

Cost of sales	8,765,323	11,771,075

Gross (loss)	(122,104)	(483,093)

Operating expenses:
General and administrative	350,817	456,597
Depreciation	9,500	9,500

	360,317	466,097

(Loss) before other income (expense)	(482,421)	(949,190)

Other income (expense):
Other income	391,182	13,099
Interest expense	(303,565)	(380,658)

Net income (loss)	$(394,804)	$(1,316,749)

Weighted average units outstanding	26,331	26,331

Net income (loss) per unit — basic and diluted	$(14.99)	$(50.01)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows

	Three Months Ended
	December 31,	December 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(394,804)	$(1,316,749)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	662,502	662,502
Amortization	25,430	25,431
Unrealized (gain) loss on derivative financial instruments	(42,604)	76,661
Change in working capital components:
(Increase) decrease in due from broker	137,661	(651,467)
(Increase) decrease in accounts receivable	(162,363)	2,598,005
Decrease in inventory	2,461,266	2,917,566
Decrease in prepaids and other assets	69,408	9,484
(Decrease) in accounts payable and accrued expenses	(305,605)	(1,462,303)

Net cash provided by operating activities	2,450,891	2,859,130

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	—	(58,484)
(Increase) in cash restricted	(24,778)	(399,448)

Net cash (used in) investing activities	(24,778)	(457,932)

Cash Flows from Financing Activity, payment on long-term borrowings	(1,044,525)	(975,777)

Net increase in cash and cash equivalents	1,381,588	1,425,421

Cash and cash equivalents:
Beginning	649,297	189,474

Ending	$2,030,885	$1,614,895

Supplemental Disclosure of Cash Flow Information, cash payments for interest	$303,518	$391,874
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
Basis of presentation:
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
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
Restricted cash: The Company’s loan agreement provides for custodial accounts that are held by their lender and at December 31, 2009 consisted of a $1,152,701 debt service reserve and a $73,195 capital improvements reserve.
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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of December 31, 2009:

Raw material	$119,589
Finished goods	684,798

$804,387

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	10 – 20
Office building	10 – 20
Office equipment	3 – 7
Other equipment	3 – 7
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the three months ended December 31, 2009 or 2008.
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Derivative instruments: The Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted soy oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three month periods ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,	December 31,
	2009	2008

Realized (gain) loss	$67,466	$(610,248)
Change in unrealized (gain) loss	(42,604)	76,661

Net (gain) loss	$24,862	$(533,587)

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
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three month periods ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31,		Three Months Ended December 31,
	2009		2008
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$7,488,096	85.43%	$10,564,507	89.75%
Plant wages and salaries	116,395	1.33	196,477	1.67
Utilities and waste disposal	244,628	2.79	377,747	3.21
Fees-procurement, operation mgmt	34,250	0.39	48,784	0.41
(Gain) loss on derivative financial instruments	24,862	0.28	(533,587)	(4.53)
Depreciation	653,002	7.45	653,002	5.55
Maintenance, supplies and other expenses	204,090	2.33	464,145	3.94

Total cost of revenue/sales	$8,765,323	100.00%	$11,771,075	100.00%

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
Subsequent Events: The Company has considered subsequent events through February 16, 2010 the date of issuance, in preparing the consolidated financial statements and notes thereto.
Note 2. Major Customer and Subsequent Event
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three month periods ended December 31, 2009 and 2008 were approximately $8.5 million and $9.9 million, respectively. Related accounts receivable from REG as of December 31, 2009 were approximately $1.3 million.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feed stocks and chemicals necessary for production and manage operations. Total management fees expensed under the agreement for the three month period ended December 31, 2009 were approximately $130,152 and $185,465 for the three month period ended December 31, 2008.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
These marketing, procurement and management agreements will renew annually unless terminated by either party upon one year’s prior written notice. On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreements will expire on July 12, 2010.

On January 29, 2010, the Company and WMG Services LLC (WMG) entered into a Management Services Agreement (Agreement). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for the Company in exchange for a monthly asset utilization fee and a monthly performance fee. The Agreement shall commence upon the earlier of: July 13, 2010; or immediately upon the date of termination of the current Management and Operational Services Agreement (Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control.
Note 3. Long-Term Debt
Long-term debt consists of the following as of December 31, 2009:

Note payable to Marshall Bank Group for term loan (A)	$28,590,141
Note payable to the Iowa Department of Economic Development (B)	110,000
Note payable to the Iowa Department of Transportation (C)	260,910

$28,961,051

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction the loan converted to a “senior debt instrument.” The note bears variable interest at prime plus 0.25% (3.50% as of December 31, 2009) and is due in monthly principal and interest payments of $373,000.

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of December 31, 2009 of $110,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan was forgiven during the quarter ended December 31, 2009 as the Company met the employment and production criteria defined in the agreement. The forgiveness was included in other income on the statement of operations.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of December 31, 2009 of $92,910. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.

The Company continues to be in violation of certain of its debt covenants as of December 31, 2009 and on April 2, 2009 received a written notice of default from the lender and as a result the long-term debt has been reclassified as a current liability.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note 4. Contingencies
The European Union is currently leveling tariffs on biofuels exported from the United States due to subsidies paid on biofuels. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If any governmental supports are modified or removed and decreased demand for the Company’s biodiesel results, its profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders’ tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009 subject to any action Congress may take in 2010. The elimination or reduction of tax incentives to the biodiesel industry could likely result in the Company’s inability to produce and sell biodiesel profitably.
Note 5. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2009, the Company has generated accumulated losses of $11,278,845, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company’s lender currently contains a covenant that requires a minimum ratio of current assets to current liabilities (working capital ratio), minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with these covenants at December 31, 2009 and it is projected that the Company will fail to comply with one or more of the loan covenants throughout fiscal 2010. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s noncompliance with any one or more of the loan covenants. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may pursue strategies that could include issuing additional membership units through one or more private placements, or to solicit a sale or merger of the Company with other strategic partners. However, there is no assurance that the Company would be able to raise the desired capital. Finally the Company could elect to reduce its production capacity through the remaining winter months by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the blenders credit expired on December 31, 2009 which could result in the Company not being able to produce and sell biodiesel profitably and would likely result in significant plant shutdowns either on a temporary or permanent basis.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Iowa Renewable Energy, LLC (referred to in this report as “the Company,” “we,” “us,” or “IRE”) prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009.
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
Loss of the blenders tax credit;
Failure to comply with loan covenants contained in our financing agreements;
Our ability to continue to export our biodiesel;
The imposition of tariffs or other duties on biodiesel imported into Europe;
Continuing decrease in the demand for biodiesel;
Renewable Energy Group, Inc’s (“REG”) ability to market our product and procure feedstock and WMG Services, LLC’s (“WMG”) ability to do the same after the management and operational services agreement with Renewable Energy Group, Inc. terminates;
Actual biodiesel and glycerin production varying from expectations;
Economic consequences of the domestic and global economic downturn and the on-going financial crisis;
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
Our ability to generate free cash flow to invest in our business and service our debt (and the flexibility of our lender’s successor in regards to our debt);
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
Overview
Our plant’s construction is fully complete. We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007; with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the first quarter of fiscal year 2010, we operated our plant at approximately 30% of our plant’s capacity.
Most of our extended shutdowns have been due to:
•	Lack of biodiesel contracts at profitable margins;
•	The inability to obtain adequate amounts of feedstock in a timely manner;
•	The inability to obtain adequate amounts of feedstock at competitive costs;
•	Lack of demand for biodiesel, related largely to the loss of the blenders tax credit;
•	Inadequate funds to obtain feedstock due to having to pay for feedstock while waiting for payments from our biodiesel sales; and
•	Insufficient working capital to operate our business.
From October 1, 2009 through December 31, 2009 we produced approximately 2,283,362 gallons of biodiesel. We anticipate our operations may decrease to even lower levels unless the blenders tax credit is extended. This tax credit amounted to $1.00/gallon of biodiesel blended and allowed biodiesel to stay competitive with petroleum diesel. This tax credit, however, expired on December 31, 2009, and as of the date of this report has not been reinstated. Until this tax credit is reinstated, we anticipate demand for biodiesel may be decreased, however, this decrease in demand may be partially offset by the favorable RFS2 regulations released in February 2010. For more information on the favorable RFS2 regulations, please see “Revenues” below. So long as the blenders tax credit remains suspended we will likely continue to experience significant plant shut downs either on a temporary or permanent basis.

We have an agreement with REG to provide management and operational services (the “MOSA”). These services include Renewable Energy Group, Inc. (“REG”) marketing all of our biodiesel and glycerin. The sales and marketing services of REG include certain transportation services such as: arranging for transportation, logistics, and scheduling of biodiesel shipments; where advantageous, arranging for leased tankers for rail shipments; analyzing and auditing bulk transportation providers; overseeing reconciliation of shipments, invoicing and payments on a weekly basis; and providing invoicing and accounts receivable management for biodiesel shipments. Under the terms of the MOSA, REG takes title to the product when loaded for delivery FOB the plant. On April 3, 2009, we received a written notice of termination of the MOSA from REG. The notice states that it shall constitute the twelve (12) month advance termination notice required by Section 6 of the MOSA and that the MOSA will terminate as of July 12, 2010. REG provided the notice of termination due to changes in the biodiesel market since the MOSA was originally signed.
On January 29, 2010 we entered into a Management Services Agreement with WMG (the “Agreement”). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for IRE in exchange for a monthly asset utilization fee and a monthly performance fee. The Agreement shall commence upon the earlier of: July 13, 2010; or immediately upon the date of termination of IRE’s current Management and Operational Services Agreement (the “Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. If WMG cannot sell our biodiesel, or sell it at profitable prices, we will likely continue to experience losses.
We do not anticipate speculatively producing biodiesel in the next 12 months. We have laid off 8 employees of IRE in the past 12 months due to decreased demand and operations. In addition, we have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during remainder of our fiscal year 2010, then we will likely operate our plant at lower levels than we did during our fiscal year 2009.
Through December 31, 2009, we have generated accumulated losses of $11,278,845, have experienced significant increases in input costs, and have experienced significant decreases in biodiesel demand. Furthermore, we have undertaken significant borrowings to finance our construction of the biodiesel plant. The loan agreements and related documents, including the mortgage, security agreement, and promissory notes (collectively, the “Loan Agreement”) with Marshall Bankfirst Corporation (“Bankfirst”) currently contain covenants that require a minimum ratio for current assets to current liabilities (working capital ratio) and minimum debt coverage and fixed charge coverage ratios. On April 2, 2009, we received a written notice of default from Bankfirst (the “Notice”). The Notice constituted a notice of default under Section 6.01(b) of the Loan Agreement, which provides the Company has 30 days to cure the covenant defaults or it will be considered an event of default. The Notice advises, and the Loan Agreement provides, that upon the occurrence of an event of default, Bankfirst may exercise a variety of remedies afforded to them under the Loan Agreement, by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the Loan Agreement and all accrued but unpaid interest thereon. Further, according to the mortgage and security agreement, Bankfirst may, during an event of default and in accordance with applicable law, foreclose its mortgage on our real estate and its security interest in our personal property and exercise any other remedies provided therein. We have not been able to cure the defaults. Thirty days have passed since we received the Notice and Bankfirst has not taken any further action or communicated with us in writing further on the matter. In July, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. We have received written notification that Met Life will assume lead bank status under our Loan Agreement, PNC Midland will begin servicing our Loan Agreement and we will begin making payments to them as the permanent administrative bank under our Loan Agreement in March 2010. In addition, Bankers Trust will serve as our reserve fund bank. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and have received a written offer sheet from Washington State Bank and Federation Bank, both participant banks in our Loan Agreement, for a line of credit of up to $1.5 million. If we close on a new line of credit, we anticipate this would improve our liquidity.

While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the new lead lender will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. In addition, the blenders tax credit expired on December 31, 2009 and if it is not reinstated, we will likely not be unable to produce and sell biodiesel profitably, which will likely result in continued significant plant shut downs either on a temporary or permanent basis. These liquidity issues raise doubt about whether we will continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance, loss of the blenders tax credit, and the anticipated seasonal decrease in demand for biodiesel, we will continue to be in violation of our Loan Agreement covenants. In addition, our Loan Agreement contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender. We are uncertain how often we will be able to operate the plant during the next quarter, as our operations will depend largely on the amount of seasonal decline in demand and whether the blenders tax credit is reinstated.
Results of Operations for the Three Months Ended December 31, 2009 and 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended December 31, 2009 and 2008.

	Three Months Ended		Three Months Ended
	December 31, 2009 (Unaudited)		December 31, 2008 (Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	8,643,219	100.0%	11,287,982	100.0%

Cost of Goods Sold	8,765,323	101.4%	11,771,075	104.3%

Gross (Loss)	(122,104)	(1.4%)	(483,093)	(4.3%)

Operating Expenses	360,317	4.2%	466,097	4.1%

Operating (Loss)	(482,421)	(5.6%)	(949,190)	(8.4%)

Other Income	391,182	4.5%	13,099	0.1%

Interest Expense	(303,565)	(3.5%)	(380,658)	(3.4%)

Net (Loss)	(394,804)	(4.6%)	(1,316,749)	(11.7%)
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

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended December 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$8,469,443	97.9%	$10,964,425	97.1%
Glycerin Sales	116,999	1.4	255,851	2.3
Fatty Acid and Soapstock Sales	56,777	.7	67,706	.6

Total Sales Revenue	$8,643,219	100.0%	$11,287,982	100.0%

Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from sales for the three months ended December 31, 2009 totaled $8,643,219 compared with $11,287.982 for the three months ended December 31, 2008. Included within our total revenues for the three months ended December 31, 2009 and 2008 are $187,632 and $1,386,287, respectively, in incentives we received, or which were receivable, from certain federal government incentive programs for the sale of biodiesel.
Total revenues were lower for the three months ended December 31, 2009, compared to the same period in 2008, due to a significant decrease in biodiesel demand. This decrease in biodiesel demand has affected the biodiesel industry throughout the past several quarters, which is likely attributable to the United States’ current economic recession and credit crisis and the unfavorable economic conditions that are prevailing across the globe generally. The loss of the blenders tax credit on December 31, 2009 will only further exacerbate this problem. Our biodiesel sale prices during the quarter ended December 31, 2009 were lower than the biodiesel prices we experienced in the same period in 2008. The average biodiesel sale price we received for the quarter ended December 31, 2009 was approximately 5% lower than our average biodiesel sale price for the comparable period in 2008. We also sold 24% less glycerin for the three months ended December 31, 2009 as compared to the same period ended December 31, 2008. We sold 59% more fatty acids and soapstock during the period ended December 31, 2009 than we did in the comparable period in 2008. We sold our glycerin and fatty acids during the period ended December 31, 2009 at prices that averaged approximately 28% less than we did during the same period in 2008.
According to the Energy Information Administration, the average retail price for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 cents per gallon in July 2008, but dropped to a price of approximately $2.25 cents per gallon as of November 2009. Biodiesel sales prices have followed a similar trend. Despite this significant drop in diesel fuel prices, diesel fuel prices per gallon nonetheless remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $3.24 per gallon for the day of January 29, 2010, according to the Iowa Department of Transportation’s Average Fuel Prices Report. However, according to the same report, Iowa diesel fuel prices as of January 29, 2010 averaged approximately $1.96 per gallon, which is significantly lower than the price per gallon for B100 biodiesel. The premium of biodiesel sales prices over diesel sales prices could cause a reduction in the demand for biodiesel. As long as the blenders tax credit is not reinstated, the demand for biodiesel will likely continue to drop off dramatically. Management expects that biodiesel sales prices will remain lower in the short-term as compared to the record high biodiesel sales prices experienced in the summer of 2008. Management also expects that any further drop in biodiesel prices, without a corresponding decrease in the cost of feedstock and other inputs, will cause the profit margin on each gallon of biodiesel produced to shrink further, or all together, which could result in significant losses.
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

In addition, export demand has already been depressed as a result of anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009, that the tariffs would be extended through 2014. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. If demand for biodiesel continues to decline, we may be forced to temporarily or permanently cease operations and our members could lose some or all of their investment.
We expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the blenders tax credit and the RFS, as amended by the Energy Independence and Security Act of 2007 (the “EISA”). The American Jobs Creation Act of 2004 originally created the biodiesel blenders excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the blenders tax credit, it provides a tax credit of $1.00 per gallon for biodiesel. The blenders credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blenders tax credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The blenders tax credit also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The blenders tax credit was set to expire on December 31, 2008, but was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”) and as of the date of this report has not been extended further.
The amended RFS, known as RFS2, required the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further required at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 would continue to be applicable to producers and importers of gasoline only. This meant that the 500 million gallons of biomass-based diesel required by RFS2 did not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 0.65 billion gallons with the 2009 biomass-based diesel requirement of 0.5 billion gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year.
The RFS2 requires that biodiesel reduce greenhouse gas emissions by 50% when compared to conventional diesel in order to count towards the RFS2 mandate. The EPA preliminarily found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. Biodiesel produced from animal fats were found to meet this greenhouse gas emissions reduction requirement. However, when the EPA issued its final determinations under the RFS2, it found that soy oil complies with the 50% greenhouse gas emission reduction requirements.
Thus, Management anticipates that under the EPA’s final RFS2 regulations, there may be increased demand for biodiesel. There can be no assurance, however, that demand for biodiesel will be increased by the RFS2, and any increase in demand may be offset by the loss of the blenders tax credit. In addition, it is already estimated that national biodiesel production capacity far exceeds the 2012 biodiesel and biomass-based diesel use RFS2 mandate. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS2. We also anticipate that the majority of the renewable fuels utilized to satisfy the RFS2 will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

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
Cost of goods sold for our products for the quarter ended December 31, 2009 was $8,765,323, which is down from $11,771,075 for the three months ended December 31, 2008. This decrease is largely due to the decreased operations. As a percentage of revenues, our cost of goods sold decreased to 101.4% for the period ended December 31, 2009 from 104.3% for the same period in 2008, due largely to decreases in input costs and operational costs.
We have attempted, and will continue to attempt, to utilize less costly feedstock alternatives to soybean oil to the greatest extent possible in order to return the greatest profit margins possible on our biodiesel sales. During the three months ended December 31, 2009 approximately 14% of our biodiesel was produced from animal fat, compared to 57% during the same period in 2008. Animal fat costs for the three months ended December 31, 2009 were approximately 8% higher than animal fat costs for the same period in 2008.
Soybean oil prices have been extremely volatile over the last two years, reaching a peak in the summer of 2008. The USDA National Weekly Ag Energy Round-Up Report indicates that as of February 5, 2010, crude soybean oil prices in Iowa are up to approximately 32.71 to 36.41 cents per pound from the price of 28.87 to 30.37 cents per pound for the same week a year ago. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. According to the USDA’s January 13, 2010 Oil Crop Outlook report, lard and edible tallow prices for December 2009 were 28.75 cents and 29.99 cents per pound, respectively, down from the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Based on these trends, Management anticipates that the cost of animal fat feedstock may decrease for the second quarter of fiscal year 2010, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold. However, Management expects that prices may remain volatile throughout fiscal year 2010, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
We experienced a $24,862 net loss during the three months ended December 31, 2009 related to our derivative instruments. For the three months ended December 31, 2008 we had a gain of $533,587 related to our derivative instruments. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. We enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. Because of the way we report our derivatives for accounting purposes, the fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuates, the value of our derivative instruments are impacted, which affects our financial performance. For more information on how we record our derivative instruments, see “Liquidity and Capital Resources — Commodity Price Risk Protection” below. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.

Operating Expenses
Operating expenses have reduced to $360,317 for the three months ended December 31, 2009 compared to $466,097 for the same period in 2008. In an attempt to reduce costs, we have cut back on operating expenses where possible. We expect that our operating expenses for the remainder of fiscal year 2010 will remain fairly consistent to the first quarter levels if plant production levels remain consistent.
Other Income (Expenses)
Our other income and expenses for the three months ended December 31, 2009 was interest expense of $303,565 and other income of $391,182, compared to $380,658 interest expense and $13,099 other income respectively for the three months ended December 31, 2008. The increase in other income was a result of 1) the recognition of $100,000 of debt forgiveness income on our forgivable loan: 2) $216,593 of proceeds from the USDA grant; and 3) $72,471 of proceeds from a training grant from a local community college.
Changes in Financial Condition for the Three Months Ended December 31, 2009
The following table highlights the changes in our financial condition:

	December 31, 2009	September 30, 2009
Current Assets	4,621,910	5,746,294
Total Assets	41,510,413	43,297,951
Current Liabilities	29,623,836	31,016,570
Members’ Equity	41,510,413	43,297,951
Current Assets
Current assets totaled $4,621,910 at December 31, 2009 down from $5,746,294 at September 30, 2009. The decrease during this period is in part due to lower inventory levels from the reduction in production caused by the decrease in demand for biodiesel.
Current Liabilities
Total current liabilities totaled $29,623,836 at December 31, 2009, down from $31,016,570 at September 30, 2009. The decrease of $1,392,734 during this period resulted from reduced accounts payables and accrued expenses from the decrease in production discussed above and the reduction to our outstanding debt. Due to the going concern opinion contained in Note 5 to the financial statements, all long-term debt has been classified as current.
Members’ Equity
Total members’ equity as of December 31, 2009 was $11,886,577, down from $12,281,381 as of September 30, 2009. The decrease in total members’ equity is a result of the $394,804 loss recognized during the period.
Liquidity and Capital Resources
Cash Flow from Operating Activities
Net cash flow provided by operating activities for the three months ended December 31, 2009 totaled $2,450,891, compared to $2,859,130 for the three months ended December 31, 2008. The 2009 amount was the result of an operating loss of $394,804, non-cash items of $645,328 and a $2,200,367 decrease in working capital components. The working capital component decrease is primarily due to a reduction in accounts receivable during the three months ended December 31, 2009.
Cash Flow used in Investing Activities
Net cash flow used in investing activities for the three months ended December 31, 2009 totaled $24,778, which was related primarily to increases in restricted cash.

Cash Flow provided by (used in) Financing Activities
Net cash used in financing activities for the three months ended December 31, 2009 totaled $1,044,525, which was all a result of payments on our long-term debt.
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
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of the date of this report, we have timely paid all of our monthly payments under the loan, however, for the September and October payments we made draws from our debt service reserve for the principal portion of the payments. We began to replenish the draw on our debt service reserve in December 2009 and it was completely replenished in January 2010. The Loan Agreement currently contains covenants that require a minimum ratio for current assets to current liabilities (working capital ratio) and minimum debt coverage and fixed charge coverage ratios.
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
We are currently working with OSM, a bank out of Minneapolis, Minnesota, as an interim administrative bank to make payments under our Loan Agreement, until permanent assignment of our Loan Agreement is made. We have received written notification that Met Life will assume lead bank status under our Loan Agreement and PNC Midland will be servicing our Loan Agreement and we will begin making payments to them as the administrative bank under our Loan Agreement in March 2010. In addition, Bankers Trust will serve as the reserve fund bank under our Loan Agreement. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and have received a written offer sheet from Washington State Bank and Federation Bank, current participants in our Loan Agreement, for a line of credit of up to $1.5 million. If we close on a new line of credit, we anticipate this would improve our liquidity.

While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the new lead bank, will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. In addition, the blenders credit expired on December 31, 2009 and if it is not reinstated, we likely continue to be unable to produce and sell biodiesel profitably, which will result in significant plant shut downs either on a temporary or permanent basis. These liquidity issues raise doubt about whether we will continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance, loss of the blenders tax credit, and the anticipated seasonal decrease in demand for biodiesel, we will continue to be in violation of these covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and generally accepted accounting principals (GAAP) require long term debt to be listed as a current liability when a company has a going concern disclosure.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program. One hundred thousand dollars of the loan is forgivable and the $300,000 principal amount does not bear interest. The balance at December 31, 2009, including the forgivable portion, was $110,000.
In addition, on May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five years and we made our first payment under this loan in December 2008. The balance at December 31, 2009 was $260,910.
Additional Debt Financing
We are currently experiencing liquidity problems and if our financial condition does not improve, which may not occur given our historical performance and current lack of demand for biodiesel, we may not have sufficient cash flow for operations during the next 12 months. In order to provide adequate cash reserves sufficient to satisfy our Loan Agreement, to comply with our Loan Agreement’s covenants and financial ratios over the next 12 months, and to provide us with adequate cash to fund our operations for the remainder of the fiscal year 2010, we may need to enter into agreements for additional debt financing, particularly new lines of credit. As of the date of this report, however, we have not entered into any agreements for additional debt financing, although we have received a written offer for a new line of credit. We may be unable to enter into such agreements, or future agreements may be on terms that are unfavorable to us.
Distribution to Unit Holders
As of December 31, 2009, the board of directors of the Company had not declared any dividends.
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

Derivative Instruments and Hedging Activities
Accounting Standards Codification (ASC) Topic No. 815, Derivatives and Hedging Activities, or ASC 815, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under ASC 815 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soy oil are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of ASC 815.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of ASC 815, Derivatives and Hedging.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a term loan which bears a variable interest rate. Specifically, we have approximately $29,000,000 outstanding in variable rate debt as of December 31, 2009. Our debt is discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at	Interest Rate at	Adverse 10% Change in	Annual Adverse Change
December 31, 2009	December 31, 2009	Interest Rates	to Income
$28,590,141	3.50%	3.85%	$100,000
Commodity Price Risk
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

For the three months ended December 31, 2009 we recognized a loss of $24,862 and a gain of $533,587 for the three months ended December 31, 2008 on our derivative instruments. This is due primarily to realized and unrealized gains on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of December 31, 2009, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change -
	Fair Value	Market Risk
December 31, 2009	$24,158	$35,542

Item 4. Controls And Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial and accounting officer), Todd Willson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are not effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission due to the material weakness discussed below.
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
Our management, including our principal executive officer and principal financial and accounting officer (Chief Executive Officer and Chief Financial Officer), have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In February 2009, we gave notice to REG that it had breached the MOSA in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, we delivered our Statement of Claims to REG and the selected arbitrator alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. On or about December 16, 2009, we responded to the counterclaims. A new arbitrator had to be selected, and the parties agreed upon the new arbitrator in February, 2010. The parties have propounded discovery requests to each other, and responses are being prepared to be exchanged.
On November 4, 2009, three of our directors, Denny Mauser, William J. Horan and Warren L. Bush, which are also members of The Biodiesel Group, LLC, (the TBG Directors), filed suit in the Iowa District Court for Washington County against the remaining directors of our board of directors: Michael J. Bohannan, Mark A. Cobb, Richard Gallagher, John Heisdorffer, Edwin Hershberger and J. William Pim (Defendants). The TBG Directors requested temporary and permanent injunctions against the Defendants, in an effort to reverse certain actions taken by Defendants, acting as a majority of the board of directors. These actions include the adoption of an Executive Committee Charter, the appointment of Defendants to the Executive Committee, and adoption of a Resolution adopting the Amended and Restated Director and Officer Compensation Plan. In addition, the Defendants have presented for a member vote a proposal that the TBG Directors be removed from IRE’s Board of Directors, based on their failure to disclose to the Board and our members payments received by the TBG Directors from REG. For additional information on this proposal presented to the members, please see IRE’s Definitive Proxy Statement.
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
Item 1A. Risk Factors.
Risk factors are discussed in our annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report on Form 10-K. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in our annual report on Form 10-K.
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the blenders tax credit, which provides a tax credit of $1.00 per gallon of biodiesel. The blenders’ tax credit expired on December 31, 2009 and there can be no guarantees that Congress will act to reinstate the tax credit. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry, including the blenders tax credit, have significantly reduced the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. The loss or reduction of the blenders tax credit would make it more costly or difficult to produce and sell biodiesel and we could be forced to take significant cost savings measures or temporarily or permanently cease production at our plant. If federal biodiesel tax incentives, including the blenders tax credit, are not reinstated or are sharply curtailed, we believe that a decreased demand for biodiesel will continue, which could depress biodiesel markets and negatively impact our financial performance.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in the accompanying financial statements, we have generated accumulated losses of $11,278,845 since our inception, have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern. See Note 5 to the financial statements. Moreover, our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and GAAP requires long term debt to be listed as a current liability when a company has a going concern disclosure. In the event our lender declared a default under the Loan Agreement and elected to accelerate our payments or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
We are in a transition period with our manager/marketer and this could damage our profitability. We are currently highly dependent upon REG to manage our plant, procure our inputs and market our products pursuant to our MOSA. Our MOSA will terminate on July 12, 2010 and once our MOSA terminates, WMG will take over marketing our outputs and procuring our inputs for operations. During this transition period, we may experience interruptions in our operations if difficulties occur during the change over from our previous procedures and systems with REG. Any disruption in our operations, or inability of WMG to procure the inputs necessary and market our outputs, will have a negative impact on our business.
The European Commission has imposed definitive anti-dumping and countervailing duties on biodiesel imported into Europe, which may negatively impact biodiesel demand and our revenues. In March 2009, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the U.S. These tariffs have reduced European demand for biodiesel produced in the U.S. In July 2009, the European Commission decided to extend these tariffs beyond their July 2009 expiration until 2014. These duties significantly increase the price at which U.S. biodiesel producers may be able to sell biodiesel in European markets, making it difficult or impossible to compete with European biodiesel producers and thereby increasing the supply and reducing overall demand for biodiesel produced in the U.S. Accordingly, these duties on U.S. biodiesel imported into Europe could significantly harm our financial performance.

We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results. We account for the impairment of long-lived assets to be held and used in accordance with ASC Topic 360. In accordance with ASC Topic 360, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. At December 31, 2009 the carrying amount of our fixed assets is approximately $35 million. In determining if there has been an impairment, we have projected future cash flows assuming that we are able to obtain sufficient working capital to operate our plant, our expectations related to the extension of the blenders credit, and favorable legislation related to the applicability of soybean oil-based biodiesel under the RFS. If conditions or events change and we have to reconsider our plans, the projected cash flows could change, requiring the assets to be adjusted to the estimated fair value. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
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
In July 2009, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. We are currently working with OSM as an interim administrative bank to make payments under our Loan Agreement, until permanent assignment of our Loan Agreement is made. We have received written notification that Met Life will assume lead bank status under our Loan Agreement and PNC Midland will be servicing our Loan Agreement and we will begin making payments to them as the permanent administrative bank under our Loan Agreement. In addition, Bankers Trust will serve as our reserve fund bank. While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the new lead lender will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. These liquidity issues raise doubt about whether we will continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance and the anticipated seasonal decrease in demand for biodiesel, we will continue to be in violation of these covenants. In addition, our loan contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the three months ended December 31, 2009. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended December 31, 2009.
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
Thirty days have passed since we received the Notice and Bankfirst has not taken any further action or communicated with us further in writing on the matter. We have not cured the defaults. In July, however, Bankfirst was shut down by state regulators and the FDIC was named its receiver. We have received written notification that Met Life will assume lead bank status under our Loan Agreement and PNC Midland will be servicing our Loan Agreement and we will begin making payments to them as the permanent administrative bank under our Loan Agreement. In addition, Bankers Trust will serve as our reserve fund bank. While BankFirst did not elect to exercise its remedies under the Loan Agreement, there is no assurance that the new lead lender will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern.
Item 4. Submission of Matters to Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Management Services Agreement between WMG Services LLC and Iowa Renewable Energy, LLC dated January 27, 2010.+	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(+)	Confidential Treatment Requested.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date: February 16, 2010	/s/ Michael Bohannan Michael Bohannan
Chairman and President

Date: February 16, 2010	/s/ Todd Willson Todd Willson
Chief Financial Officer