Form 10-Q
period 2010-03-31
Iowa Renewable Energy, LLC
filed 2010-05-17
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2010
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
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of May 17, 2010, there were 26,331 units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets
March 31, 2010 and September 30, 2009

	March 31,	September 30,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$1,536,308	$649,297
Due from broker	336,208	477,059
Accounts receivable	5,677	1,090,753
Federal incentive receivable	—	146,182
Inventory	575,988	3,265,653
Prepaids and other assets	22,197	117,350

	2,476,378	5,746,294

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,742,442	40,742,442
Office building, furniture and fixtures	572,769	572,769
Equipment and vehicles	240,241	240,241

	41,975,452	41,975,452
Accumulated depreciation	(7,288,982)	(5,963,978)

	34,686,470	36,011,474

Other Assets:
Cash, restricted by loan agreement	1,496,854	1,201,118
Financing costs, net	288,204	339,065

	1,785,058	1,540,183

	$38,947,906	$43,297,951

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$28,020,974	$30,005,576
Accounts payable and accrued expenses	372,582	944,232
Derivative financial instruments	26,360	66,762

Total current liabilities	28,419,916	31,016,570

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding March 31, 2010 and September 30, 2009 26,331	23,165,422	23,165,422
Accumulated (deficit)	(12,637,432)	(10,884,041)

	10,527,990	12,281,381

	$38,947,906	$43,297,951

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenues:
Sales	$352,142	$1,395,832	$8,807,729	$11,297,528
Federal incentives	—	532,249	187,632	1,918,536

	352,142	1,928,081	8,995,361	13,216,064

Cost of sales	1,233,148	2,709,976	9,998,471	14,481,051

Gross (loss)	(881,006)	(781,895)	(1,003,110)	(1,264,987)

Operating expenses:
General and administrative	217,135	212,701	567,952	669,299
Depreciation	9,500	9,500	19,000	19,000

	226,635	222,201	586,952	688,299

(Loss) before other income (expense)	(1,107,641)	(1,004,096)	(1,590,062)	(1,953,286)

Other income (expense):
Other income	4,599	8,127	395,781	21,226
Interest expense	(255,545)	(301,279)	(559,110)	(681,937)

Net (loss)	$(1,358,587)	$(1,297,248)	$(1,753,391)	$(2,613,997)

Weighted average units outstanding	$26,331	$26,331	$26,331	$26,331

Net (loss) per unit — basic and diluted	$(51.60)	$(49.27)	$(66.59)	$(99.27)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows

	Six Months Ended
	March 31,	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss)	$(1,753,391)	$(2,613,997)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,325,004	1,325,004
Amortization	50,861	50,862
Unrealized (gain) loss on derivative financial instruments	(40,402)	103,705
Change in working capital components:
(Increase) decrease in due from broker	140,851	(685,823)
Decrease in accounts receivable	1,231,258	4,369,340
Decrease in inventory	2,689,665	2,973,825
Decrease in prepaids and other assets	95,153	18,491
(Decrease) in accounts payable and accrued expenses	(571,650)	(1,906,384)

Net cash provided by operating activities	3,167,349	3,635,023

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	—	(58,265)
(Increase) in cash restricted	(295,736)	(399,448)

Net cash (used in) investing activities	(295,736)	(457,713)

Cash Flows from Financing Activity, payment on long-term borrowings	(1,984,602)	(1,727,522)

Net increase in cash and cash equivalents	887,011	1,449,788

Cash and cash equivalents:
Beginning	649,297	189,474

Ending	$1,536,308	$1,639,262

Supplemental Disclosure of Cash Flow Information, cash payments for interest	$510,957	$644,074
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
Restricted cash: The Company’s loan agreement provides for custodial accounts that are held by their lender and at March 31, 2010 consisted of a $1,413,202 debt service reserve and a $83,652 capital improvements reserve.
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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of March 31, 2010:

Raw material	$114,288
Finished goods	461,700

$575,988

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Plant and process equipment	10 - 20
Office building	10 - 20
Office equipment	3 - 7
Other equipment	3 - 7
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the six months ended March 31, 2010 or 2009.
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
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three and six month periods ended March 31, 2010 and 2009:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Realized (gain) loss	$3,094	$(59,340)	$70,560	$(669,588)
Change in unrealized (gain) loss	2,202	27,044	(40,402)	103,705

Net (gain) loss	$5,296	$(32,296)	$30,158	$(565,883)

Financing costs: Deferred financing costs are being amortized using the effective interest method over the 6-year term of the debt agreements.
Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and six month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009
	Dollars	Percentage	Dollars	Percentage	Dollar	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$228,650	18.54%	$1,584,524	58.47%	$7,716,746	77.18%	$12,149,031	83.90%
Plant wages and salaries	66,024	5.35	178,391	6.58	182,419	1.82	374,868	2.59
Utilities and waste disposal	102,331	8.30	148,037	5.46	346,959	3.47	525,784	3.63
Fees-procurement, operation mgmt	—	—	8,613	0.32	34,250	0.34	57,397	0.40
(Gain) loss on derivative financial instruments	5,296	0.43	(32,296)	(1.19)	30,158	0.30	(565,883)	(3.91)
Depreciation	653,002	52.95	653,002	24.10	1,306,004	13.06	1,306,004	9.02
Maintenance, supplies and other expenses	177,845	14.43	169,705	6.26	381,935	3.83	633,850	4.37

Total cost of revenue/sales	$1,233,148	100.00%	$2,709,976	100.00%	$9,998,471	100.00%	$14,481,051	100.00%

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
Note 2. Major Customer and Commitment
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three and six month periods ended March 31, 2010 were approximately $352,000 and $8.8 million, respectively, and for the three and six months ended March 31, 2009 were approximately $1.4 million and $11.3 million, respectively. Related accounts receivable from REG as of March 31, 2010 were approximately $6,000.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feed stocks and chemicals necessary for production and manage operations. Total management fees expensed under the agreement for the three and six months ended March 31, 2010 were none and $130,152, respectively, and for the three and six months ended March 31, 2009 were $32,729 and $218,193, respectively.
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
Note 3. Long-Term Debt
Long-term debt consists of the following as of March 31, 2010:

Note payable to MLIC Asset Holdings, LLC (A)	$27,663,092
Note payable to the Iowa Department of Economic Development (B)	95,000
Note payable to the Iowa Department of Transportation (C)	262,882

$28,020,974

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction the loan converted to a “senior debt instrument.” The note bears variable interest at prime plus 0.25% (3.50% as of March 31, 2010) and is due in monthly principal and interest payments of $373,000.

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of March 31, 2010 of $95,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan was forgiven during the quarter ended December 31, 2009 as the Company met the employment and production criteria defined in the agreement. The forgiveness was included in other income on the statement of operations.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of March 31, 2010 of $94,882. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.

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
Note 5. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2010, the Company has generated accumulated losses of $12,637,432, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company’s lender currently contains a covenant that requires a minimum ratio of current assets to current liabilities (working capital ratio), minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with these covenants at March 31, 2010 and it is projected that the Company will fail to comply with one or more of the loan covenants throughout fiscal 2010. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s noncompliance with any one or more of the loan covenants. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants. Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may pursue strategies that could include issuing additional membership units through one or more private placements, or to solicit a sale or merger of the Company with other strategic partners. However, there is no assurance that the Company would be able to raise the desired capital. Finally the Company could elect to reduce its production capacity by scaling back on biodiesel production or temporarily shutting down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant. The Company may also seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the blenders credit expired on December 31, 2009 which could result in the Company not being able to produce and sell biodiesel profitably and would likely result in significant plant shutdowns either on a temporary or permanent basis.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Iowa Renewable Energy, LLC (referred to in this report as “the Company,” “we,” “us,” or “IRE”) prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009.
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
Overview
We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007; with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the second quarter of fiscal year 2010, we did not operate.
From January 1, 2010 through March 31, 2010 we did not produce biodiesel. Our only revenues were approximately $352,142 in sales of product produced in prior periods. We anticipate we may be unable to operate in the future if the blenders tax credit is not extended. This tax credit amounted to $1.00/gallon of biodiesel blended and allowed biodiesel to stay competitive with petroleum diesel. This tax credit, however, expired on December 31, 2009, and as of the date of this report has not been reinstated. Until this tax credit is reinstated, we anticipate demand for biodiesel may be decreased, however, this decrease in demand may be partially offset by the favorable RFS2 regulations released in February 2010. For more information on the favorable RFS2 regulations, please see “Revenues” below. To the extent there is demand, we may be unable to produce and sell biodiesel profitably without the blenders tax credit. So long as the blenders tax credit remains suspended, we will likely continue to experience significant plant shut downs either on a temporary or permanent basis.
We have an agreement with REG to provide management and operational services (the “MOSA”). These services include REG marketing all of our biodiesel and glycerin. On April 3, 2009, we received a written notice of termination of the MOSA from REG. The notice states that it shall constitute the twelve (12) month advance termination notice required by Section 6 of the MOSA and that the MOSA will terminate as of July 12, 2010. We have verbally agreed with REG that we will transfer to our new marketer on approximately June 30, 2010, so as to close our accounts with REG at the end of our third quarter.

On January 29, 2010 we entered into a Management Services Agreement with WMG (the “Agreement”). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for IRE in exchange for a monthly asset utilization fee and a monthly performance fee. The Agreement shall commence upon the earlier of: July 13, 2010; or immediately upon the date of termination of IRE’s current Management and Operational Services Agreement, which we now anticipate will occur on or about June 30, 2010 (the “Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. If WMG cannot sell our biodiesel, or sell it at profitable prices, we will likely continue to experience losses.
We do not anticipate speculatively producing biodiesel in the next 12 months. We have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during remainder of our fiscal year 2010, then we will likely have to continue to cease production of our plant for extended periods of time.
Through March 31, 2010, we have generated accumulated losses of $12,637,432, have experienced significant increases in input costs, and have experienced significant decreases in biodiesel demand. Furthermore, we have undertaken significant borrowings to finance our construction of the biodiesel plant. The loan agreements and related documents, including the mortgage, security agreement, and promissory notes (collectively, the “Loan Agreement”), which are currently held by MLIC Asset Holdings LLC (“MLIC”), as the successor lead lender to Marshall Bankfirst Corporation, contain covenants that require a minimum ratio for current assets to current liabilities (working capital ratio), minimum debt coverage and fixed charge coverage ratios. As of March 31, 2010 we are not in compliance with these covenants. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and anticipate that we will modify our Loan Agreement and be provided an additional line of credit, both of which would improve our liquidity. We have not, however, entered into any definitive agreements to modify our Loan Agreement or receive additional credit. We may be unable to do so, and without a line of credit, we may face court-ordered receivership, a sale of our assets or dissolution of our company.
Our liquidity issues raise doubt about whether we will continue as a going concern. We are uncertain how often we will be able to operate the plant, or if we will be able to operate at all, during the next quarter, as our operations will depend largely on whether the blenders tax credit is reinstated.
Results of Operations for the Three Months Ended March 31, 2010 and 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010 (Unaudited)		March 31, 2009 (Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$352,142	100.00%	$1,928,081	100.00%

Cost of Goods Sold	1,233,148	350.18%	2,709,976	140.55%

Gross (Loss)	(881,006)	(250.18%)	(781,895)	(40.55%)

Operating Expenses	226,635	64.36%	222,201	11.52%

Operating (Loss)	(1,107,641)	(314.54%)	(1,004,096)	(52.07%)

Other Income	4,599	1.31%	8,127	0.42%

Interest Expense	(255,545)	(72.57%)	(301,279)	(15.63%)

Net (Loss)	$(1,358,587)	(385.81%)	$(1,297,248)	(67.28%)

Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstock used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Biodiesel prices and feedstock costs have decreased from the record highs reached in the summer of 2008; however, we expect that biodiesel prices and feedstock costs will remain volatile in the long-term. Our operating results for the quarter ended March 31, 2010 reflect cessation of operations due to the loss of the blenders tax credit and the resulting drastic decrease in demand for biodiesel.
Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$299,631	85.1%	$1,843,900	95.7%
Glycerin Sales	$52,511	14.9%	65,311	3.3%
Fatty Acid and Soapstock Sales	$0	0.0%	18,869	1.0%

Total Sales Revenue	$352,142	100.0%	$1,928,081	100.0%

Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from sales for the three months ended March 31, 2010 totaled $352,142 compared with $1,928,081 for the three months ended March 31, 2009. Included within our total revenues for the three months ended March 31, 2010 and 2009 are $0 and $532,249, respectively, in incentives we received, or which were receivable, from certain federal government incentive programs for the sale of biodiesel. These decreases are due to the shut down of our plant, and loss of demand for our product as a result of the loss of the blenders tax credit.
Total revenues were significantly lower for the three months ended March 31, 2010, compared to the same period in 2009, due to a significant decrease in biodiesel demand which resulted in our plant not operating during the three months ended March 31, 2010. This decrease in biodiesel demand has affected the biodiesel industry throughout the past several quarters, which is likely largely attributable to the loss of the blenders tax credit and to a lesser extent, the credit crisis and the unfavorable economic conditions that are prevailing across the globe. The average biodiesel sale price we received for the quarter ended March 31, 2010 was approximately 29% higher than our average biodiesel sale price for the comparable period in 2009, although we sold significantly less biodiesel. We sold 61% more glycerin for the three months ended March 31, 2010 as compared to the same period ended March 31, 2009. We did not sell any fatty acids and soapstock during the period ended March 31, 2010. While we did not produce glycerin during the three months ended March 31, 2010, we sold increased amounts of glycerin for this period out of our storage tanks. Such product was produced during previous periods. We sold our glycerin during the period ended March 31, 2010 at prices that averaged approximately 40% less than we did during the same period in 2009.
According to the Energy Information Administration, the average retail price for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 cents per gallon in July 2008, but dropped to a price of approximately $3.13 cents per gallon as of May 10, 2010. Biodiesel sales prices have followed a similar trend. Despite this significant drop in diesel fuel prices, diesel fuel prices per gallon nonetheless remain at levels below or equal to the price of biodiesel.

For example, the price for B100 biodiesel in Iowa was approximately $3.30 per gallon for the week of May 7, 2010, according to the Iowa Department of Transportation. However, according to the same report from the Iowa Department of Transportation, Iowa diesel fuel prices as of May 7, 2010 averaged approximately $2.27 per gallon, which is significantly lower than the price per gallon for B100 biodiesel. The premium of biodiesel sales prices over diesel sales prices could cause a reduction in the demand for biodiesel. As long as the blenders tax credit is not reinstated, the demand for biodiesel will likely continue to drop off dramatically. Management expects that biodiesel sales prices will remain lower in the short-term as compared to the record high biodiesel sales prices experienced in the summer of 2008. Management also expects that any further drop in biodiesel prices will cause the profit margin on each gallon of biodiesel produced to shrink further, or all together, which could result in significant losses.
Management believes that the current U.S. economic recession, the global economic downturn and the recent financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of bailout plans may have also placed downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Commodity markets tumbled as a result of the economic turmoil, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future. If our customers begin to default on purchase contracts in the future due to the recession, such defaults could materially affect our revenues and could exacerbate our current liquidity problems.
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
Cost of goods sold for our products for the quarter ended March 31, 2010 was $1,233,148, which is down from $2,709,976 for the three months ended March 31, 2009. This decrease is largely due to the decreased operations. As a percentage of revenues, our cost of goods sold increased to 350.18% for the period ended March 31, 2010 from 140.55% for the same period in 2009, due largely to decreased revenues while fixed overhead costs remained similar.
Soybean oil prices have been extremely volatile over the last two years, reaching a peak in the summer of 2008. The USDA National Weekly Ag Energy Round-Up Report indicates that as of May 7, 2010, crude soybean oil prices in Iowa are up to approximately 34.87 to 35.84 cents per pound from the price of 35.47 to 37.03 cents per pound for the same week a year ago. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. According to the USDA’s April 12, 2010 Oil Crop Outlook report, lard and edible tallow prices for March 2010 were 32.95 cents and 33.73 cents per pound, respectively, down from the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Based on these trends, Management anticipates that the cost of animal fat feedstock may decrease for the third quarter of fiscal year 2010, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold. However, Management expects that prices may remain volatile throughout fiscal year 2010, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.

We experienced a $5,296 net loss during the three months ended March 31, 2010 related to our derivative instruments. For the three months ended March 31, 2009 we had a gain of $32,296 related to our derivative instruments. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. We enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. When we are not operating the need for locking in margins becomes unnecessary and we enter into less hedging agreements. Because of the way we report our derivatives for accounting purposes, the fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuates, the value of our derivative instruments are impacted, which affects our financial performance. For more information on how we record our derivative instruments, see “Liquidity and Capital Resources — Commodity Price Risk Protection” below. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses totaled $226,635 for the three months ended March 31, 2010 compared to $222,201 for the same period in 2009. In an attempt to reduce costs, we have cut back on operating expenses where possible. We expect that our operating expenses for the remainder of fiscal year 2010 will remain fairly consistent to the first quarter levels if plant production levels remain consistent.
Other Income (Expenses)
Our other income and expenses for the three months ended March 31, 2010 was interest expense of $255,545 and other income of $4,599, compared to $301,279 interest expense and $8,127 other income respectively for the three months ended March 31, 2009. The decrease in interest expense is the result of reductions in the average outstanding loan balances.
Results of Operations for the Six Months Ended March 31, 2010 and 2009
The following table shows the results of our operations for the six months ended March 31, 2010 and 2009, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Six Months Ended		Six Months Ended
	March 31, 2010 (Unaudited)		March 31, 2009 (Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$8,995,361	100.00%	$13,216,064	100.00%

Cost of Goods Sold	9,998,471	115.15%	14,481,051	109.57%

Gross (Loss)	(1,003,110)	(111.15%)	(1,264,987)	(9.57%)

Operating Expenses	586,952	6.53%	688,299	5.21%

Operating (Loss)	(1,590,062)	(17.68%)	(1,953,286)	(14.78%)

Other Income	395,781	4.40%	21,226	0.16%

Interest Expense	(559,110)	(6.22%)	(681,937)	(5.16%)

Net Loss	$(1,753,391)	(19.49%)	$(2,613,997)	(19.78%)

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the six months ended March 31, 2010 and 2009:

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$8,769,073	97.5%	$12,808,325	96.9%
Glycerin Sales	169,511	1.9%	321,162	2.4%
Fatty Acid and Soapstock Sales	56,777	0.6%	86,576	0.7%

Total Revenues	$8,995,361	100.0%	$13,216,064	100.0%

Revenues from operations for the six months ended March 31, 2010 totaled $8,995,361, compared to $13,216,064 for the same period in 2009. The decrease from period to period is primarily due to a significant decrease in biodiesel demand. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the six months ended March 31, 2010 was $187,632 as compared to $1,918,536 for the six months ended March 31, 2009. This decrease is also due to a decrease in biodiesel sales.
Cost of Goods Sold
Our cost of goods sold increased as a percentage of our revenues to 111.15% of our revenues for the six months ended March 31, 2010, from 109.57% of our revenues for the six months ended March 31, 2009. This increase is primarily due to a decrease in the average selling price of finished product and a reduction in sales volume.
Operating Expense
Our operating expenses were relatively constant for the six-month period ended March 31, 2010 compared to the same period of 2009. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Interest Expense
Interest expense decreased to $559,110, compared to $681,937 during the same period in 2009. Our interest expense declined primarily due to a reduction in our average outstanding loan balance.
Changes in Financial Condition for the Six Months Ended March 31, 2010
The following table highlights the changes in our financial condition:

	March 31, 2010	September 30, 2009
Current Assets	2,476,378	5,746,294
Total Assets	38,947,906	43,297,951
Current Liabilities	28,419,916	31,016,570
Members’ Equity	10,527,990	12,281,381
Current Assets
Current assets totaled $2,476,378 at March 31, 2010 down from $5,746,294 at September 30, 2009. The decrease during this period is in part due to lower inventory levels from the reduction in production caused by the decrease in demand for biodiesel.
Current Liabilities
Total current liabilities totaled $28,419,916 at March 31, 2010, down from $31,016,570 at September 30, 2009. The decrease of $2,596,654 during this period resulted from reduced accounts payables and accrued expenses from the decrease in production discussed above and the reduction to our outstanding debt. Due to the going concern opinion contained in Note 5 to the financial statements, all long-term debt has been classified as current.

Members’ Equity
Total members’ equity as of March 31, 2010 was $10,527,990, down from $12,281,381 as of September 30, 2009. The decrease in total members’ equity is a result of the loss recognized during the period.
Liquidity and Capital Resources
Cash Flow from Operating Activities
Net cash flow provided by operating activities for the six months ended March 31, 2010 totaled $3,167,349, compared to $3,635,023 for the six months ended March 31, 2009. The operating losses were offset by reductions in working capital components due to the reduced production.
Cash Flow used in Investing Activities
Net cash flow used in investing activities for the six months ended March 31, 2010 totaled $295,736, which was related primarily to replenishment of debt reserves.
Cash Flow provided by (used in) Financing Activities
Net cash used in financing activities for the six months ended March 31, 2010 totaled $1,984,602 which was a result of payments under our Loan Agreement.
Short-Term and Long-Term Debt Sources
We are currently working with MLIC, as the successor lead lender to Marshall Bankfirst Corporation (Bankfirst), to modify our Loan Agreement. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and anticipate that we will modify our Loan Agreement and be provided an additional line of credit, both of which would improve our liquidity. We have not, however, entered into any definitive agreements to modify our Loan Agreement or received additional credit. We may be unable to do so, and without a line of credit, we may face court-ordered receivership, a sale of our assets or dissolution of our company.
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
The term loan imposes various covenants upon us which may restrict our operating flexibility. We are subject to several ratios in the term loan which may limit how we allocate our sources of funds. The term loan imposes a negative covenant on distributions which may restrict our ability to distribute earnings to our members. The term loan also requires us to obtain permission from our lender prior to making any significant changes in our material contracts with third-party service providers.
In addition, we had a $5,000,000 revolving line of credit with Bankfirst. This loan provides for the same interest options as under the term loan. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016 at which time any outstanding balance shall be due and payable in full. The note requires interest payments based on unpaid principal. The interest options are the same as those under the term loan.

We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of the date of this report, we have timely paid all of our monthly payments under the loan. For the September and October payments we made draws from our debt service reserve for the principal portion of the payments, but we replenished those reserves by January 2010. The Loan Agreement currently contains covenants that require a minimum ratio for current assets to current liabilities (working capital ratio) and minimum debt coverage and fixed charge coverage ratios.
We have failed to maintain the monthly debt service coverage, fixed charge coverage, and current assets to current liabilities ratios as required by our Loan Agreement. While BankFirst did not elect to exercise its remedies under the Loan Agreement, and MLIC has not yet done so, there is no assurance that MLIC will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance and the loss of the blenders tax credit, we will continue to be in violation of these covenants. In addition, our Loan Agreement contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and generally accepted accounting principals (GAAP) require long term debt to be listed as a current liability when a company has a going concern disclosure.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program. One hundred thousand dollars of the loan is forgivable (and was forgiven in December 2009) and the remaining $300,000 of principal amount does not bear interest. The balance at March 31, 2010 was $95,000.
In addition, on May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five years and we made our first payment under this loan in December 2008. The balance at March 31, 2010 as $262,882.
Additional Debt Financing
We are currently experiencing liquidity problems and if our financial condition does not improve, which may not occur given our historical performance and current lack of demand for biodiesel, we may not have sufficient cash flow for operations during the next 12 months. In order to provide adequate cash reserves sufficient to satisfy our Loan Agreement, to comply with our Loan Agreement’s covenants and financial ratios over the next 12 months, and to provide us with adequate cash to fund our operations for the remainder of the fiscal year 2010, we may need to enter into agreements for additional debt financing, particularly new lines of credit. As of the date of this report, however, we have not entered into any agreements for additional debt financing. We may be unable to enter into such agreements, or future agreements may be on terms that are unfavorable to us.
Distribution to Unit Holders
As of March 31, 2010, the board of directors of the Company had not declared any dividends.
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
Our management, including our Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial and accounting officer), Todd Willson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are not effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission due to the material weakness discussed below.
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
Our management, including our principal executive officer and principal financial and accounting officer (Chief Executive Officer and Chief Financial Officer), have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
In February 2009, we gave notice to REG that it had breached the MOSA in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, we delivered our Statement of Claims to REG and the selected arbitrator alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. On or about December 16, 2009, we responded to the counterclaims. A new arbitrator had to be selected, and the parties are finalizing their arbiter selection. The parties have propounded discovery requests to each other, and responses are being prepared to be exchanged.
On November 4, 2009, Denny Mauser, William J. Horan and Warren L. Bush, which are members of The Biodiesel Group, LLC, and were directors of our Company at the time (the TBG Directors), filed suit in the Iowa District Court for Washington County against the remaining directors of our board of directors: Michael J. Bohannan, Mark A. Cobb, Richard Gallagher, John Heisdorffer, Edwin Hershberger and J. William Pim (Defendants). The TBG Directors requested temporary and permanent injunctions against the Defendants, in an effort to reverse certain actions taken by Defendants, acting as a majority of the board of directors. These actions include the adoption of an Executive Committee Charter, the appointment of Defendants to the Executive Committee, and adoption of a Resolution adopting the Amended and Restated Director and Officer Compensation Plan. In addition, the Defendants presented for a member vote at the 2010 Annual Member Meeting a proposal that the TBG Directors be removed from IRE’s Board of Directors, based on their failure to disclose to the board and our members payments received by the TBG Directors from REG. The members voted to remove TBG Directors at this meeting.
The TBG Directors claim that Defendants exceeded their authority, acting as a majority of the board, in taking these actions. Defendants claim that under our amended and restated operating agreement, Defendants were permitted and justified in taking such actions, due to recent revelations regarding certain payments made from 2005 to 2007 to the TBG Directors by predecessors in interest to REG, which Defendants claim constitute a conflict of interest and breach of our amended and restated operating agreement. Defendants filed a motion for summary judgment on November 16, 2009, on which arguments were heard on December 18, 2009, and on March 3, 2010 the court issued an order denying the motion for summary judgment, which means the court determined that facts are in dispute that require further proceedings before a final judgment can be entered in favor of either party. This case is set for trial in December 2010.
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
We did not sell any membership units during the three months ended March 31, 2010. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended March 31, 2010.

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
We are currently working with MLIC, as the successor lead lender to Marshall Bankfirst Corporation, to modify our Loan Agreement. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and anticipate that we will modify our Loan Agreement and be provided an additional line of credit, both of which would improve our liquidity. We have not, however, entered into any definitive agreements to modify our Loan Agreement or receive additional credit and we may be unable to do so. There is no assurance that MLIC will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Management Services Agreement between WMG Services LLC and Iowa Renewable Energy, LLC dated January 27, 2010.+	1

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference to the quarterly report on Form 10-Q filed on February 16, 2010.

(+)	Confidential Treatment Requested.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC
Date: May 17, 2010	/s/ Michael Bohannan
Michael Bohannan
Chairman and President

Date: May 17, 2010	/s/ Todd Willson
Todd Willson
Chief Financial Officer