Form 10-Q
period 2010-06-30
Iowa Renewable Energy, LLC
filed 2010-08-16
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2010
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
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of August 16, 2010, there were 26,331 units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets

	June 30,	September 30,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$1,027,014	$649,297
Due from broker	310,390	477,059
Accounts receivable	10,338	1,090,753
Federal incentive receivable	—	146,182
Inventory	348,206	3,265,653
Prepaids and other assets	37,632	117,350

	1,733,580	5,746,294

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,742,442	40,742,442
Office building, furniture and fixtures	572,769	572,769
Equipment and vehicles	240,241	240,241

	41,975,452	41,975,452
Accumulated depreciation	(7,951,484)	(5,963,978)

	34,023,968	36,011,474

Other Assets:
Cash, restricted by loan agreement	1,073,122	1,201,118
Financing costs, net	262,773	339,065

	1,335,895	1,540,183

	$37,093,443	$43,297,951

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$27,470,981	$30,005,576
Accounts payable and accrued expenses	337,545	944,232
Derivative financial instruments	—	66,762

Total current liabilities	27,808,526	31,016,570

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding June 30, 2010 and September 30, 2009 26,331	23,165,422	23,165,422
Accumulated (deficit)	(13,880,505)	(10,884,041)

	9,284,917	12,281,381

	$37,093,443	$43,297,951

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Sales	$239,505	$6,442,542	$9,047,234	$17,740,070
Federal incentives	—	772,524	187,632	2,691,060

	239,505	7,215,066	9,234,866	20,431,130

Cost of sales	1,101,383	6,698,271	11,099,854	21,179,322

Gross profit (loss)	(861,878)	516,795	(1,864,988)	(748,192)

Operating expenses:
General and administrative	111,545	353,040	679,497	1,022,339
Depreciation	9,500	9,500	28,500	28,500

	121,045	362,540	707,997	1,050,839

Income (loss) before other income (expense)	(982,923)	154,255	(2,572,985)	(1,799,031)

Other income (expense):
Other income	5,424	5,562	401,205	26,788
Interest expense	(265,574)	(293,185)	(824,684)	(975,123)

Net (loss)	$(1,243,073)	$(133,368)	$(2,996,464)	$(2,747,366)

Weighted average units outstanding	26,331	26,331	26,331	26,331

Net (loss) per unit — basic and diluted	$(47.21)	$(5.07)	$(113.80)	$(104.34)

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows

	Nine Months Ended
	June 30,	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net (loss)	$(2,996,464)	$(2,747,366)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,987,506	1,987,506
Amortization	76,292	76,293
Unrealized (gain) loss on derivative financial instruments	(66,762)	65,511
Change in working capital components:
(Increase) decrease in due from broker	166,669	(101,141)
Decrease in accounts receivable	1,226,597	2,929,525
Decrease in inventory	2,917,447	2,108,443
Decrease in prepaids and other assets	79,718	27,976
(Decrease) in accounts payable and accrued expenses	(606,687)	(1,208,165)

Net cash provided by operating activities	2,784,316	3,138,582

Cash Flows from Investing Activities:
Purchase and construction of property and equipment	—	(58,265)
(Increase) decrease in cash restricted	127,996	(399,448)

Net cash (used in) investing activities	127,996	(457,713)

Cash Flows from Financing Activity, payment on long-term borrowings	(2,534,595)	(2,572,371)

Net increase in cash and cash equivalents	377,717	108,498

Cash and cash equivalents:
Beginning	649,297	189,474

Ending	$1,027,014	$297,972

Supplemental Disclosure of Cash Flow Information, cash payments for interest	$758,038	$644,074
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
Restricted cash: The Company’s loan agreement provides for custodial accounts that are held by their lender and at June 30, 2010 consisted of a $989,510 debt service reserve and a $83,612 capital improvements reserve.
Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.
Federal incentive payments and receivables: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. For the quarter ended June 30, 2010 no Federal incentive receivables have been recorded.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of June 30, 2010:

Raw material	$105,127
Finished goods	243,079

$348,206

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	10 - 20
Office building	10 - 20
Office equipment	3 - 7
Other equipment	3 - 7
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the nine months ended June 30, 2010 or 2009.
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
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three and six month periods ended June 30, 2010 and 2009:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Realized (gain) loss	$25,818	$78,732	$96,378	$(590,856)
Change in unrealized (gain) loss	(26,360)	(38,194)	(66,762)	65,511

Net (gain) loss	$(542)	$40,538	$29,616	$(525,345)

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
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and nine month periods ended June 30, 2010 and 2009 is as follows:

	Three Months ended 6/30/10		Three Months ended 6/30/09		Nine Months Ended 6/30/10		Nine Months Ended 6/30/09
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$227,783	20.68%	$5,123,683	76.49%	$7,944,529	71.57%	$17,272,714	81.55%
Plant wages and salaries	68,848	6.25	204,265	3.05	251,267	2.26	579,133	2.73
Utilities and waste disposal	48,259	4.38	350,838	5.24	395,218	3.56	876,620	4.14
Fees-procurement, operation mgmt	—	—	33,541	0.50	34,250	0.31	90,938	0.43
(Gain) loss on derivative financial instruments	(542)	(0.05)	40,538	0.61	29,616	0.27	(525,345)	(2.48)
Depreciation	653,002	59.29	653,002	9.75	1,959,006	17.65	1,959,006	9.25
Maintenance, supplies and other expenses	104,033	9.45	292,404	4.36	485,968	4.38	926,256	4.38

Total cost of revenue/sales	$1,101,383	100.00%	$6,698,271	100.00%	$11,099,854	100.00%	$21,179,322	100.00%

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
Note 2. Major Customer and Commitment
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Under the agreement REG purchases the product and invoices the Company at the price that REG is able to obtain from a third party. Revenue is recorded when title passes and the price is fixed and determinable. Sales to REG for the three and nine month periods ended June 30, 2010 were approximately $240,000 and $9.0 million, respectively, and for the three and nine months ended June 30, 2009 were approximately $6.4 million and $17.7 million, respectively. Related accounts receivable from REG as of June 30, 2010 were approximately $10,000.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feed stocks and chemicals necessary for production and to manage operations. Total management fees expensed under the agreement for the three and nine months ended June 30, 2010 were none and $130,000 respectively, and for the three and nine months ended June 30, 2009 were $128,000 and $346,000, respectively.
These marketing, procurement and management agreements will renew annually unless terminated by either party upon one year’s prior written notice. On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreements expired on June 30, 2010.

Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements
On January 29, 2010, the Company and WMG Services LLC (WMG) entered into a Management Services Agreement (Agreement). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for the Company in exchange for a monthly asset utilization fee and a monthly performance fee. The Agreement commenced July 1, 2010 (Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control.
Note 3. Long-Term Debt

Note payable to MLIC Asset Holdings, LLC (A)	$27,142,668
Note payable to the Iowa Department of Economic Development (B)	80,000
Note payable to the Iowa Department of Transportation (C)	248,313

$27,470,981

Long-term debt consists of the following as of June 30, 2010:
(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction the loan converted to a “senior debt instrument.” The note bears variable interest at prime plus 0.25% (3.50% as of June 30, 2010) and is due in monthly principal and interest payments of $373,000.

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of June 30, 2010 of $80,000. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan was forgiven during the quarter ended December 31, 2009 as the Company met the employment and production criteria defined in the agreement. The forgiveness was included in other income on the statement of operations.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable loan agreement with the Iowa Department of Transportation/Rail Development. The $132,000 loan bears an interest rate of 3.67% for five years, due in semi-annual payments of $14,569 beginning December 2008 for a term of five years with a balance as of June 30, 2010 of $80,313. Borrowing under this agreement is collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial institution debt. The $168,000 loan is forgivable at the end of the five year term provided all payments were made on the $132,000 loan.

The Company has been in negotiations with the lending group on a $6.0 million Line of Credit (LOC). The Line of Credit will provide operating capital to purchase raw materials. The Company is in the final stages of the negotiation and anticipates closing in the very near future on the LOC.
As discussed in Note 5 below, the Company was in violation of certain of its debt covenants as of June 30, 2010 and on April 2, 2009 received a written notice of default from the lender and as a result the long-term debt has been reclassified as a current liability.

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
Note 5. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2010, the Company has generated accumulated losses of $13,880,505, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company’s lender currently contain a covenant that requires a minimum ratio of current assets to current liabilities (working capital ratio), minimum debt coverage and fixed charge coverage ratios. The Company is not in compliance with these covenants at June 30, 2010 and it is projected that the Company will fail to comply with one or more of the loan covenants throughout fiscal 2010. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. These liquidity issues raise doubt about whether the Company will continue as a going concern.
Beginning January 1, 2010, following the expiration of the Federal Blender’s Credit, the Company went into a “warm shut down” status. In this status, the Company maintained a minimal crew and has used the period to perform maintenance on the plant while selling remaining inventory on the “spot market.” The warm shut down has allowed The Company to reduce expenses and preserve cash, however the low sales level has not covered the reduced cost. The Company has been in communication with its lender as to the steps it needs to take to resolve our situation. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any noncompliance with such covenants.
The Company is, in addition to seeking an operating Line of Credit, asking the lending group for a forbearance in the exercise of the covenants for a period time while we seek a cure to our financial condition under the favorable conditions set forth in the Renewable Fuels Standard 2 (RFS2).

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Iowa Renewable Energy, LLC (referred to in this report as “the Company,” “we,” “us,” or “IRE”) prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009.
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
Continued loss of the blenders tax credit;
Failure to comply with loan covenants contained in our financing agreements;
Our ability to continue to export our biodiesel;
The continued imposition of tariffs or other duties on biodiesel imported into Europe;
Continuing decrease in the demand for biodiesel;
WMG Services, LLC’s (“WMG”) ability to market our product and procure feedstock;
Actual biodiesel and glycerin production varying from expectations;
Economic consequences of the domestic and global economic downturn and the on-going financial crisis;
Availability and cost of products and raw materials, particularly soybean oil, animal fats, natural gas and methanol;
Changes in the price and market for biodiesel and its co-products, such as glycerin;
Our ability to market and our reliance on third parties to market our products;
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	the Renewable Fuels Standard (“RFS”) or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
Total U.S. consumption of diesel fuel;
Fluctuations in petroleum and diesel prices;
Changes in plant production capacity or technical difficulties in operating the plant;
Changes in our business strategy, capital improvements or development plans;

Results of our hedging strategies;
Competition with other manufacturers in the biodiesel industry;
Our ability to generate free cash flow to invest in our business and service our debt (and the flexibility of our lender in regards to our debt);
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
Overview
We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007; with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in numerous plant shutdowns. During the third quarter of fiscal year 2010, the Company was in a “warm shutdown” status where we maintained a minimal staff to allow for repairs and maintenance as well as performed load out function for “spot market” sales of our existing inventory. The Company did operate minimally to maintain our BQ-9000 certification. In the quarter ended June 30, 2010, the Company ran “black esters” product through the operation. Black esters are product that has previously been run through production and recaptured to create usable biodiesel. We anticipate the recaptured product, while meeting the ASTM standards, will be blended into new biodiesel when the plant is able to begin operating again, which we anticipate such demand may be created by the amended Renewable Fuels Standard (“RFS2”).
From April 1, 2010 through June 30, 2010 we did not produce new biodiesel, except the “black esters” production run. Our only revenues were approximately $239,505 in sales of product produced in prior periods. We anticipate we may have operating interruptions for the remainder of fiscal 2010 due to the uncertainty surrounding the future of the blenders tax credit. This tax credit amounted to $1.00/gallon of biodiesel blended and allowed biodiesel to stay competitive with petroleum diesel. This tax credit, however, expired on December 31, 2009, and as of the date of this report has not been reinstated. Until this tax credit is reinstated, we anticipate demand for biodiesel may be decreased, however, this decrease in demand may be partially offset by the favorable RFS2 regulations released in February 2010. For more information on the RFS2 regulations, please see “Revenues” below. To the extent there is demand, we may be unable to produce and sell biodiesel profitably without the blenders tax credit. So long as the blenders tax credit remains suspended, we will likely continue to experience significant plant shut downs either on a temporary or permanent basis.

On June 30, 2010, our management and operational services agreement with Renewable Energy Group, Inc. (“REG”) terminated, and the term of our management services agreement (“Management Agreement”) with WMG began. The Management Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for IRE in exchange for a monthly asset utilization fee and a monthly performance fee. The Management Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Management Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. If WMG cannot sell our biodiesel, or sell it at profitable prices, we will likely continue to experience losses.
During the third quarter, IRE also made changes to it’s management. Larry Rippey was appointed to the Company’s Board of Directors and became a member of the Company’s audit committee upon the appointment of J. William Pim to the Chief Financial Officer position. In addition to continuing to serve as a director, J. William Pim was appointed the Company’s Chief Financial Officer and Chief Operating Officer. It is anticipated that once a suitable replacement is found, J. William Pim will resign from the Board of Directors and serve only in the CFO / COO capacity. Todd Willson, the previous Chief Financial Officer for the Company, has been temporarily reassigned as an accountant for the Company. Glen Hansel, who previously served as the Company’s Operations Manager, as provided by and employed by REG pursuant to the management and operational services agreement between REG and IRE, was appointed the Plant Manager and will now be an IRE employee. Al Yoder, who previously served as the Company’s General Manager, as provided by and employed by REG pursuant to the management and operational services agreement between REG and IRE, is no longer with the Company. The Company is still in the process of negotiating employment agreements and salary terms with Mr. Pim and Mr. Hansel.
We do not anticipate speculatively producing biodiesel in the next 12 months. We have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during remainder of our fiscal year 2010, then we will likely have to continue to cease production of our plant for extended periods of time.
Through June 30, 2010, we have generated accumulated losses of $13,880,505, have experienced significant increases in input costs, and have experienced significant decreases in biodiesel demand. Furthermore, we have undertaken significant borrowings to finance our construction of the biodiesel plant. The loan agreements and related documents, including the mortgage, security agreement, and promissory notes (collectively, the “Loan Agreement”), which is currently held by MLIC Asset Holdings LLC (“MLIC”), as the successor lead lender to Marshall Bankfirst Corporation (“Bankfirst”), contain covenants that require a minimum ratio for current assets to current liabilities (working capital ratio), minimum debt coverage and fixed charge coverage ratios. As of June 30, 2010 we are not in compliance with these covenants. We have been in discussions with the group of bank participants in our Loan Agreement regarding our liquidity issues and we anticipate in the near future we will enter into a short-term line of credit for up to $6.0 million in capital to be used for the purchase of raw materials for the production of biodiesel with a small set aside for hedging activities. In addition to the line of credit, we anticipate we will secure from our lenders a forbearance from exercising their remedies under the Loan Agreement with regard to our existing defaults. While we are in the final stages of negotiations regarding the line of credit and forbearance agreement, we have not yet entered into definitive agreements. If we cannot ultimately enter into a definitive line of credit, we may face court-ordered receivership, a sale of our assets or dissolution of our company.
Our liquidity issues raise doubt about whether we will continue as a going concern. We are uncertain how often we will be able to operate the plant, or if we will be able to operate at all, during the next quarter, as our operations will depend largely on whether the blenders tax credit is reinstated.

Results of Operations for the Three Months Ended June 30, 2010 and 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30, 2010 (Unaudited)		June 30, 2009 (Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$239,505	100.00%	$7,215,066	100.00%

Cost of Goods Sold	1,101,383	459.86%	6,698,271	92.84%

Gross Profit (Loss)	(861,878)	(359.86%)	516,795	7.16%

Operating Expenses	121,045	50.54%	362,540	5.02%

Operating Income (Loss)	(982,923)	(410.40%)	154,255	2.14%

Interest Income	5,424	2.26%	5,562	0.07%

Interest Expense	(265,574)	(110.88%)	(293,185)	(4.06%)

Net (Loss)	(1,243,073)	(519.02%)	(133,368)	(1.85%)
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstock used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Biodiesel prices and feedstock costs have decreased from the record highs reached in the summer of 2008; however, we expect that biodiesel prices and feedstock costs will remain volatile in the long-term. Our operating results for the quarter ended June 30, 2010 reflect our “warm shut down” status of operations due to the loss of the blenders tax credit, the resulting drastic decrease in demand for biodiesel, and transition issues in the implementation of RFS2.
Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$239,505	100.0%	$6,961,248	96.5%
Glycerin Sales	—	—	100,142	1.4%
Fatty Acid and Soapstock Sales	—	—	153,676	2.1%

Total Sales Revenue	$239,505	100.0%	$7,215,066	100.0%

Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from sales for the three months ended June 30, 2010 totaled $239,505 compared with $7,215,066 for the three months ended June 30, 2009. Included within our total revenues for the three months ended June 30, 2010 and 2009 are none and $772,524, respectively, in incentives we received, or which were receivable, from certain federal government incentive programs for the sale of biodiesel. These decreases are due to the ‘warm shut down” of our plant, loss of demand for our product as a result of the loss of the blenders tax credit, and transition issues in the implementation of RFS2.
Total revenues were significantly lower for the three months ended June 30, 2010, compared to the same period in 2009, due to a significant decrease in biodiesel demand which resulted in our plant not operating during the three months ended June 30, 2010. This decrease in biodiesel demand has affected the biodiesel industry throughout the past several quarters, which is likely largely attributable to the loss of the blenders tax credit and to a lesser extent, the credit crisis and the unfavorable economic conditions that are prevailing across the globe. The average biodiesel sale price we received for the quarter ended June 30, 2010 was approximately 37.4% higher than our average biodiesel sale price for the comparable period in 2009, although we sold significantly less biodiesel. We did not sell any glycerin, fatty acids, or soapstock during the period ended June 30, 2010.

According to the Energy Information Administration, the average retail price for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 cents per gallon in July 2008, but dropped to a price of approximately $2.90 cents per gallon as of July 12, 2010. Biodiesel sales prices have followed a similar trend. Despite this significant drop in diesel fuel prices, diesel fuel prices per gallon nonetheless remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $3.34 per gallon for the week of August 10, 2010, according to the Iowa Department of Transportation. However, according to the same report from the Iowa Department of Transportation, Iowa diesel fuel prices as of August 10, 2010 averaged approximately $2.30, which is significantly lower than the price per gallon for B100 biodiesel. The premium of biodiesel sales prices over diesel sales prices could cause a reduction in the demand for biodiesel. As long as the blenders tax credit is not reinstated, the demand for biodiesel will likely continue to drop off dramatically. Management expects that biodiesel sales prices will remain lower in the short-term as compared to the record high biodiesel sales prices experienced in the summer of 2008. Management also expects that any further drop in biodiesel prices will cause the profit margin on each gallon of biodiesel produced to shrink further, or all together, which could result in significant losses.
Management believes that the U.S. economic recession, the global economic downturn and the financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of bailout plans may have also placed downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Commodity markets tumbled as a result of the economic turmoil, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future. If our customers begin to default on purchase contracts in the future due to the recession, such defaults could materially affect our revenues and could exacerbate our current liquidity problems.
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
We expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”), and the Renewable Fuels Standard (“RFS”), as amended by the Energy Independence and Security Act of 2007 (the “EISA”). The American Jobs Creation Act of 2004 originally created the biodiesel blenders excise tax credit under VEETC. Known as the blenders credit, it provides a tax credit of $1.00 per gallon for biodiesel. The blenders credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blenders credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The blenders credit also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The blenders credit was set to expire on December 31, 2008, but was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”) and as of the date of this report has not been extended further.

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
The RFS2 requires that biodiesel reduce greenhouse gas emissions by 50% when compared to conventional diesel in order to count towards the RFS2 mandate. The EPA preliminarily found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. Biodiesel produced from animal fats was found to meet this greenhouse gas emissions reduction requirement. However, when the EPA issued its final determinations under the RFS2, it found that soy oil complies with the 50% greenhouse gas emission reduction requirements.
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
Cost of goods sold for our products for the quarter ended June 30, 2010 was $1,101,383, which is down from $6,698,271 for the three months ended June 30, 2009. This decrease is largely due to the decreased operations. As a percentage of revenues, our cost of goods sold increased to 459.86% for the period ended June 30, 2010 from 92.84% for the same period in 2009, due largely to decreased revenues while fixed overhead costs remained similar.
Soybean oil prices have been extremely volatile over the last two years, reaching a peak in the summer of 2008. The USDA National Weekly Ag Energy Round-Up Report indicates that as of August 6, 2010, crude soybean oil prices in Iowa are up to approximately 38.01 to 38.86 cents per pound from the price of 32.83 to 34.58 cents per pound for the same week a year ago. According to the USDA’s July 12, 2010 Oil Crop Outlook report, the estimate of lard and edible tallow prices for 2010/2011 ranged from 29.5 — 33.5 cents and 28.0 — 32.0 cents per pound, respectively, down from the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Management anticipates that the decline in animal fat prices is seasonal and effected by any one of the following conditions: a) pressure on vegetable oils from the food market, b) higher kill rates for hogs resulting in more fats in the market, c) poor estimates for soybean yield for 2010. The conditions noted are not an exhaustive list of all possible causes. Based on these trends, management anticipates that the cost of animal fat feedstock may decrease for the fourth quarter of fiscal year 2010, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold. However, management expects that prices may remain volatile throughout fiscal year 2010, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.

We experienced a $542 net gain during the three months ended June 30, 2010 related to our derivative instruments. For the three months ended June 30, 2009 we had a loss of $40,538 related to our derivative instruments. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. We enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. When we are not operating the need for locking in margins becomes unnecessary and we enter into less hedging agreements. Because of the way we report our derivatives for accounting purposes, the fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuates, the value of our derivative instruments are impacted, which affects our financial performance. For more information on how we record our derivative instruments, see “Liquidity and Capital Resources — Commodity Price Risk Protection” below. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses totaled $121,045 for the three months ended June 30, 2010 compared to $362,540 for the same period in 2009. In an attempt to reduce costs, we have cut back on operating expenses where possible. We expect that our operating expenses for the remainder of fiscal year 2010 will remain fairly consistent to the third quarter levels if plant production levels remain consistent.
Other Income (Expenses)
Our other income and expenses for the three months ended June 30, 2010 was interest expense of $265,574 and other income of $5,424, compared to $293,185 interest expense and $5,562 other income respectively for the three months ended June 30, 2009. The decrease in interest expense is the result of reductions in the average outstanding loan balances.
Results of Operations for the Nine Months Ended June 30, 2010 and 2009
The following table shows the results of our operations for the nine months ended June 30, 2010 and 2009, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$9,234,866	100.00%	$20,431,130	100.00%

Cost of Goods Sold	11,099,854	120.20%	21,179,322	103.66%

Gross (Loss)	(1,864,988)	(20.20%)	(748,192)	(3.66%)

Operating Expenses	707,997	7.67%	1,050,839	5.15%

Operating (Loss)	(2,572,985)	(27.86%)	(1,799,031)	(8.81%)

Other Income	401,205	4.34%	26,788	0.13%

Interest Expense	(824,684)	(8.93%)	(975,123)	(4.77%)

Net Loss	(2,996,464)	(32.45%)	$(2,747,366)	(13.45%)

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$9,008,578	97.5%	$19,769,573	96.8%
Glycerin Sales	169,511	1.8%	421,304	2.0%
Fatty Acid and Soapstock Sales	56,777	0.7%	240,253	1.2%

Total Revenues	$9,234,866	100.0%	$20,431,130	100.0%
Revenues from operations for the nine months ended June 30, 2010 totaled $9,234,866, compared to $20,431,130 for the same period in 2009. The decrease from period to period is primarily due to a significant decrease in biodiesel demand. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the nine months ended June 30, 2010 was $187,632 as compared to $2,691,060 for the nine months ended June 30, 2009. This decrease is also due to a decrease in biodiesel sales.
Cost of Goods Sold
Our cost of goods sold increased as a percentage of our revenues to 120.20% of our revenues for the nine months ended June 30, 2010, from 103.66% of our revenues for the nine months ended June 30, 2009. This increase is primarily due to a decrease in the average selling price of finished product and a reduction in sales volume.
Operating Expense
Our operating expenses were less by $342,842 for the nine-month period ended June 30, 2010 compared to the same period of 2009. The decrease is the result of the “warm shut down” instituted following the termination of the blenders credit in December 2009. We expect that going forward, if plant production levels remain consistent and even under RFS2, our operating expenses will remain fairly consistent.
Interest Expense
Interest expense decreased to $824,684, compared to $975,123 during the same period in 2009. Our interest expense declined primarily due to a reduction in our average outstanding loan balance.
Changes in Financial Condition for the Three Months Ended June 30, 2010
The following table highlights the changes in our financial condition:

	June 30, 2010	September 30, 2009
Current Assets	$1,733,580	$5,746,294
Total Assets	$37,093,443	$43,297,951
Current Liabilities	$27,808,526	$31,016,570
Members’ Equity	$9,284,917	$12,281,381

Current Assets
Current assets totaled $1,733,580 at June 30, 2010 down from $5,746,294 at September 30, 2009. The decrease during this period is in part due to lower accounts receivable and inventory levels from the reduction in production caused by the decrease in demand for biodiesel.
Current Liabilities
Total current liabilities totaled $27,808,526 at June 30, 2010, down from $31,016,570 at September 30, 2009. The decrease of $3,208,044 during this period resulted from reduced accounts payables and accrued expenses from the decrease in production discussed above and the reduction to our outstanding debt. Due to the going concern opinion contained in Note 5 to the financial statements, all long-term debt has been classified as current.
Members’ Equity
Total members’ equity as of June 30, 2010 was $9,284,917, down from $12,281,381 as of September 30, 2009. The decrease in total members’ equity is a result of the loss recognized during the period.
Liquidity and Capital Resources
Cash Flow from Operating Activities
Net cash flow provided by operating activities for the nine months ended June 30, 2010 totaled $2,784,316, compared to $3,138,582 for the nine months ended June 30, 2009. The decline is the result of increased operating losses and reductions in working capital components due to the reduced production.
Cash Flow used in Investing Activities
Net cash flow used in investing activities for the nine months ended June 30, 2010 totaled $127,996, which was related primarily to draw of interest payments from the debt reserves. See Note 1 to the Notes to the Financial Statements.
Cash Flow provided by (used in) Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2010 totaled $2,534,595 which was a result of payments under our Loan Agreement.
Short-Term and Long-Term Debt Sources
We anticipate we will enter into a short-term line of credit for up to a $6.0 million to be used for the purchase of raw materials. We are in the final stages of negotiation for this line of credit, however, we have not yet executed the documents and therefore do not have definitive terms.
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
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. As of the date of this report, we have timely paid all of our monthly payments under the loan. For the September and October 2009 payments we made draws from our debt service reserve for the principal portion of the payments, but we replenished those reserves by January 2010. The Loan Agreement currently contains covenants that require a minimum ratio for current assets to current liabilities (working capital ratio) and minimum debt coverage and fixed charge coverage ratios.
We have failed to maintain the monthly debt service coverage, fixed charge coverage, and current assets to current liabilities ratios as required by our Loan Agreement. While BankFirst did not elect to exercise its remedies under the Loan Agreement, and MLIC has not yet done so, there is no assurance that MLIC will not accelerate our existing obligations which could greatly affect our ability to continue as a going concern. If our financial condition does not improve substantially, which may not occur due to our historical performance and the loss of the blenders tax credit, we will continue to be in violation of these covenants. In addition, our Loan Agreement contains an event of default for any material adverse change in our financial condition, and the term “material adverse change” is defined in such a way that leaves this determination to the subjective opinion of our lender. Our term loan is listed as a current liability because we have a going concern in the notes to our financial statements and generally accepted accounting principals (GAAP) require long term debt to be listed as a current liability when a company has a going concern disclosure. We anticipate in the near future we will secure a forbearance from MLIC to exercise its remedies under the Loan Agreement with regard to our existing defaults as discussed above, however, we have not yet entered into a definitive forbearance agreement.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program. One hundred thousand dollars of the loan is forgivable (and was forgiven in December 2009) and the remaining $300,000 of principal amount does not bear interest. The balance at June 30, 2010 was $80,000.
In addition, on May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five years and we made our first payment under this loan in December 2008. The balance at June 30, 2010 was $248,313.
Additional Debt Financing
We are currently experiencing liquidity problems and if our financial condition does not improve, which may not occur given our historical performance and current lack of demand for biodiesel, we may not have sufficient cash flow for operations during the next 12 months. In order to provide adequate cash reserves sufficient to satisfy our Loan Agreement, to comply with our Loan Agreement’s covenants and financial ratios over the next 12 months, and to provide us with adequate cash to fund our operations for the remainder of the fiscal year 2010, we may need to enter into agreements for additional debt financing, particularly new lines of credit. As discussed in Note 3 and Note 5 of the Financial Statements, the Company is in the final discussions with the lending group in securing a $6.0 million line of credit. With the line of credit we anticipate the Company will be able to procure raw materials to begin operations under RFS2.

Distribution to Unit Holders
As of June 30, 2010, the board of directors of the Company had not declared any dividends.
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
Our management, including our Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial and accounting officer), J. William Pim currently (Mr. Pim was appointed as our Chief Financial Officer prior to the filing date of this report, however, Todd Willson served as our Chief Financial Officer through the period ended June 30, 2010), have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

On, July 15, 2010 we appointed J. William Pim as our Chief Financial Officer, which we believe materially affected and improved our internal control over financial reporting for the closing of this quarter's records, which is the reason we have removed our previously reported material weakness related to our disclosure controls and procedures.
Except as to the above-described occurrences subsequent to the period ended June 30, 2010, our management, including our principal executive officer and principal financial and accounting officer (Chief Executive Officer and Chief Financial Officer), have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
In February 2009, we gave notice to REG that it had breached the MOSA in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, we delivered our Statement of Claims to REG and the selected arbitrator alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. On or about December 16, 2009, we responded to the counterclaims. The parties have selected Wayne Mark as the arbiter and a scheduling order is being finalized by the parties and the arbiter. The parties have exchanged and provided initial responses to written discovery. The parties’ scheduling order anticipates that the arbitration will be held in late August/early September 2011 in Des Moines, Iowa.
On November 4, 2009, three of our former directors, Denny Mauser, William J. Horan and Warren L. Bush, which are also members of The Biodiesel Group, LLC, (the TBG Directors), filed suit in the Iowa District Court for Washington County against the remaining directors of our board of directors: Michael J. Bohannan, Mark A. Cobb, Richard Gallagher, John Heisdorffer, Edwin Hershberger and J. William Pim (Defendants). The TBG Directors requested temporary and permanent injunctions against the Defendants, in an effort to reverse certain actions taken by Defendants, acting as a majority of the board of directors. These actions include the adoption of an Executive Committee Charter, the appointment of Defendants to the Executive Committee, and adoption of a Resolution adopting the Amended and Restated Director and Officer Compensation Plan. In addition, the Defendants presented for a member vote at the 2010 Annual Member Meeting a proposal that the TBG Directors be removed from IRE’s Board of Directors, based on their failure to disclose to the Board and our members payments received by the TBG Directors from REG. The members voted to remove TBG Directors at this meeting.
The TBG Directors claim that Defendants exceeded their authority, acting as a majority of the board, in taking these actions. Defendants claim that under our operating agreement, Defendants were permitted and justified in taking such actions, due to recent revelations regarding certain payments made in 2007 to the TBG Directors by predecessors in interest to REG, which Defendants claim constitute a conflict of interest and breach of our operating agreement. Defendants filed a motion for summary judgment on November 16, 2009, on which arguments were heard on December 18, 2009, and on March 3, 2010 the court issued an order denying the motion for summary judgment, which means the court determined that facts are in dispute that require further proceedings before a final judgment can be entered in favor of either party. This case is set for trial in December 2010.
Iowa Renewable Energy is not a party to this lawsuit. However, under Section 5.20 of our second amended and restated operating agreement, we are required to indemnify and pay all judgments and claims against each director or officer of ours relating to any liability or damage incurred by reason of any act performed or omitted to be performed by such director, or officer, in connection with our business. This indemnification includes reasonable attorney’s fees incurred by such director or officer in connection with the defense of any action based on any such act or omission. These attorney’s fees may be paid as incurred, including those fees relating to all such liabilities under federal and state securities laws as permitted by law. As a result, we may be required to indemnify Defendants for costs incurred in defending this litigation.

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
We did not sell any membership units during the three months ended June 30, 2010. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended June 30, 2010.

Item 3.	Defaults Upon Senior Securities.
For the period covered by this report, we were in default under the terms of the Loan Agreement due to the fact that beginning March 24, 2009, and continuing thereafter, the Company has failed to maintain the monthly Debt Service Coverage, Fixed Charge Coverage, and Current Assets to Current Liabilities ratios as required by Sections 5.02(n), (o), and (p) of the Loan Agreements. Section 5.02(n) requires the Company to continually maintain a Debt Service Coverage ratio of at least 1.50 to 1.00. Section 5.02(o) requires the Company to continually maintain a Fixed Charge Coverage ratio of not less than 1.25 to 1.00. Section 5.02(p) requires the Company to continually maintain a Current Assets to Current Liabilities ratio of not less than 1.50 to 1.00. We anticipate that we will enter into forbearance from MLIC to not exercise its remedies under the Loan Agreement with regard to the existing defaults, however, we have not yet entered into a definitive agreement and until such time, there is no assurance that MLIC will not accelerate our existing obligations, which could greatly affect our ability to continue as a going concern.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.2	Second Amended and Restated Operating Agreement	*

10.1	Management Services Agreement between WMG Services LLC and Iowa Renewable Energy, LLC dated January 27, 2010.+	1

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference to the quarterly report on Form 10-Q filed on February 16, 2010.

(+)	Confidential Treatment Requested.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC
Date: August 16, 2010	/s/ Michael Bohannan
Michael Bohannan
Chairman and President

Date: August 16, 2010	/s/ J. William Pim
J. William Pim
Chief Financial Officer