Form 10-K
period 2010-09-30
Iowa Renewable Energy, LLC
filed 2010-12-29
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2010

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-52428
IOWA RENEWABLE ENERGY, LLC
(Name of small business issuer in its charter)

Iowa (State or other jurisdiction of	20-3386000 (I.R.S. Employer Identification No.)
incorporation or organization)

1701 East 7th Street, Washington, Iowa (Address of principal executive offices)	52353 (Zip Code)
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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of March 31, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the issuer’s offering price of such membership units in its 2006 state registered offering, as no current trading market exists for such membership units) was $23,581,000.
As of December 28, 2010, there were 26,331 membership units outstanding.
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
Business Development
We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007; with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the fourth quarter of fiscal year 2010, we did not operate our plant.
During the fourth quarter of fiscal year 2010, the Company was in a “warm shutdown” status, which means we maintained a minimal staff to allow for repairs and maintenance as well as performed load out function for “spot market” sales of our existing inventory. The Company did operate minimally to maintain our BQ-9000 certification. In the quarter ended June 30, 2010, the Company ran “black esters” product through the plant. Black esters are product that has previously been run through production and recaptured to create usable biodiesel. We anticipate the recaptured product, while meeting the ASTM standards, will be blended into new biodiesel when the plant is able to begin operating again, which we anticipate may occur in 2011 due to the renewal for 2011 of the biodiesel tax credit and the retroactive application of the biodiesel tax credit for 2010.
From July 1, 2010 through September 30, 2010 we did not produce new biodiesel and we did not have any revenues. We anticipate we may have operating interruptions throughout our 2011 fiscal year due to instability the biodiesel industry has experienced from government supports such as the Renewable Fuels Standard and the biodiesel tax credit. This biodiesel tax credit amounted to $1.00/gallon of biodiesel blended and allowed biodiesel to stay competitive with petroleum diesel. This tax credit expired on December 31, 2009, and was only recently reinstated in December 2010. This reinstatement was made retroactive to January 1, 2010 and will again expire on December 31, 2011. In addition, favorable RFS2 regulations were released in February 2010; however, application of the RFS2 has remained unclear. On December 21, 2010, however, a lawsuit challenging the RFS2 regulations was dismissed in full, which we anticipate may provide more certainty for the program. For more information on the RFS2 regulations, please see “Revenues” below. To the extent RFS2 and the biodiesel tax credit are not swiftly and effectively implemented, or if either of these supports are allowed to expire again, we will likely continue (or begin again) to experience lack of demand and instability in our business.
From October 1, 2009 through September 30, 2010 we produced approximately 2,300,000 gallons of biodiesel, which is only approximately 7.7% of our plant’s capacity. We anticipate operating the plant at increased levels during our fiscal year 2011, given the 800 million gallon requirement for biodiesel under RFS2 in 2011; however, our ability to operate depends upon many factors outside of our control, such as demand for biodiesel, price for biodiesel, cost of feedstock, possible expiration of the biodiesel tax credit in 2012, and the speed with which required parties begin to purchase biodiesel for their RFS2 requirements. If demand for biodiesel remains at its current low levels, or drops further during our 2011 fiscal year, we will likely operate our plant even less during our 2011 fiscal year than in our 2010 fiscal year. We do not anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that we can obtain contracts for at least the same number of gallons as produced during fiscal year 2010, then we may operate at a lower production rate than during fiscal year 2010. In addition, we have been experiencing liquidity difficulties since beginning operations and if these conditions do not improve, or get worse, during our 2011 fiscal year, then we will likely be unable to purchase sufficient feedstock to operate our plant at the levels we operated during fiscal year 2010.

Since our start-up of operations we have been dealing with short term liquidity issues. We haven’t had any contracts to sell any biodiesel since our third quarter. We do not currently have any executed contracts for our second quarter in our fiscal year 2011, however; we anticipate that we will execute contracts for our biodiesel in the near future and will then re-start operations at our plant.
We are currently in compliance with our revised loan agreement (see “Short and Long Term Debt Obligations” below for details on the amendments to our loan agreement). However, our revised loan agreement requires that we maintain an equity level described in the revised agreement which is set at $7,000,000. With our current sales experience and our high fixed costs structure we believe we will fall below the $7,000,000 threshold in our first quarter of fiscal year 2011. We are currently in discussions with our lead bank regarding the possibility of waiving or modifying this required equity level.
As discussed in the accompanying financial statements, we have generated accumulated losses of $15,256,097 since inception and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern (See Note 6 to the financial statements). We are uncertain how often we will be able to operate the plant, or if we will be able to operate at all as our operations will depend largely on how long it takes for obligated parties to begin to purchase biodiesel under RFS2.
General Demand
The biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. In 2009, the Renewable Fuels Association reported that a record 10.6 billion gallons of ethanol were produced in the United States. However, the biodiesel industry produced only approximately 545 million gallons of biodiesel in 2009, constituting only a small part of the U.S. diesel fuel market and a fraction of the amount of 2009 ethanol production. Total 2009 biodiesel production is also significantly less than that produced in 2008, which was approximately 700 million gallons. Biodiesel production overall is currently less than current national biodiesel production capacity. The Biodiesel Magazine website estimates that as of December 12, 2010, national biodiesel production capacity totaled approximately 2.83 billion gallons per year. According to the Biodiesel Magazine website there are 167 plants already operational, of these 58 are currently not producing biodiesel, and some do not currently operate at full capacity due to this excess production capacity and other economic factors.
While there has been some uncertain or negative public opinion regarding biodiesel, in July 2008 there was a change to the ASTM standards which allows up to 5% biodiesel to be blended in with petroleum diesel and the product to still be labeled as petroleum diesel. This may continue to provide demand for biodiesel, especially in conjunction with the renewed biodiesel tax credit and RFS2, and offset some of the negative public opinions the biodiesel industry has faced.
Principal Products and Markets
The principal products produced at our plant are biodiesel and crude glycerin. Iowa Renewable Energy’s biodiesel facility is able to pre-treat crude vegetable oils and animal fats. Our plant, however, does not have a soybean crushing facility and we are not capable of producing pharmaceutical grade glycerin. The plant is capable of having an annual capacity to process approximately 160,000,000 pounds of soybean oil and 70,000,000 pounds of animal fats and grease into approximately 30 million gallons of biodiesel and 3 million gallons of crude glycerin per year. Our equipment does, however, allow a variance from this ratio to compensate for changes in feedstock cost and availability. During the fiscal year ended September 30, 2010 we processed approximately 14,000,000 pounds of soybean oil and 2,000,000 pounds of animal fats and grease into 2,300,000 gallons of biodiesel and 1,900,000 pounds of crude glycerin.
We anticipate that we will continue to operate the plant at a similar ratio in the upcoming fiscal year, so long as feedstock costs remain at similar levels. If feedstock costs fluctuate, we will adjust what feedstocks we use accordingly so as to produce our biodiesel in the most cost-effective manner.

Primary Product- Biodiesel
Biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources. Biodiesel is primarily used in compression ignition (diesel) engines and biodiesel can also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats, that can be used as feedstock for our facility. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol. The methanol can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel.
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

Wholesale Market / Biodiesel Marketers
The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B100) biodiesel from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy of Chelsea, Massachusetts, Eco-Energy, Inc. of Franklin, Tennessee, and REG, Inc. of Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. On June 30, 2010, our management and operational services agreement with Renewable Energy Group, Inc. (“REG”) terminated, and the term of our management services agreement (“Management Agreement”) with WMG Services LLC (“WMG”) began. The Management Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for IRE in exchange for a monthly asset utilization fee and a monthly performance fee. The Management Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Management Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. If WMG cannot sell our biodiesel, or sell it at profitable prices, we will likely continue to experience losses.
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
International Markets
Through our marketer, WMG, we expect that a portion of our biodiesel may be sold abroad to international markets, particularly Canada. In some instances, we believe that international biodiesel sales may return greater profits than domestic biodiesel sales. However, demand for international sales have been greatly reduced as a result of anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009, that the tariffs would be extended through 2014. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. Because of these tariffs, we do not anticipate any sales to Europe.
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

Glycerin Markets and Demand
In 2006, excess production of glycerin caused the price of crude glycerin to decline dramatically, to the point that some producers had to pay to dispose of their glycerin. Since then glycerin prices have been experiencing an increase. As of mid December 2010, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices were approximately 14 to 16 cents per pound. WMG currently markets the glycerin produced at our plant pursuant to our Management Agreement. If oversupply of glycerin and low glycerin prices occurs it may limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.
Relatively higher refined glycerin prices, averaging approximately 40 to 42 cents per pound according to the Jacobsen Biodiesel Bulletin in December 2010, have prompted some of our competitors, such as Cargill Inc. (Cargill) and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
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
Distribution of Principal Products
Our Management Agreement with WMG requires WMG to provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for IRE in exchange for a monthly asset utilization fee and a monthly performance fee. The Management Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Management Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. If WMG cannot sell our biodiesel, or sell it at profitable prices, we will likely continue to experience losses.
Our products can be delivered by truck or rail. Our property is located approximately thirty-five miles from Interstate 80 and thirty miles from the Mississippi River. We have established rail service directly to the plant so that we are able to ship biodiesel to our customers by rail. Rail service is provided by the Iowa, Chicago and Eastern Railroad, and WMG coordinates all of our transportation services pursuant to our Management Agreement.

Sources and Availability of Raw Materials
Feedstock Cost and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Our plant is capable of pretreating crude vegetable oil, including soybean oil and corn oil, and animal fats and utilizing the same to produce biodiesel. Animal fat has been less expensive to acquire than soybean oil and, accordingly, we attempt to use as much animal fat feedstock as possible so long as producing our biodiesel from animal fat would return greater profit margins. Animal fat biodiesel demand, however, does typically decline in the colder fall and winter months and, accordingly, our use of animal fats have been declining during such months. We anticipate that we will continue to use corn oil as a feedstock source for so long as its use returns greater profit margins as compared to soybean oil. The USDA December 13, 2010 Oil Crops Outlook report provides that the average November 2010 price for corn oil was 51.00 cents per pound, which was slightly higher than the November 2010 price for soybean oil of 47.62 cents per pound and more than the November 2010 prices for lard and edible tallow, which were 37.32 and 41.75 cents per pound, respectively
In the event we cannot obtain adequate supplies of feedstock at affordable prices, our ability to operate profitably may be materially impaired. We may be forced to shut down the plant temporarily or even permanently. Due to the increased prices for our inputs, decreased demand for biodiesel and our liquidity issues, we have experienced temporary shutdowns and are currently operating well below our capacity. For the fourth quarter of the year ended September 30, 2010, our plant did not operate, but averaged 7.7% capacity production during the twelve months ended September 30, 2010. Continued plant shutdowns and increased feedstock costs may reduce our revenues and the value of your investment.
Soybean Oil
The ten-year average price for soybean oil is approximately 28 cents per pound. However, soybean oil prices have been extremely volatile, reaching record highs in the summer of 2008 and sharply declining thereafter. The USDA December 13, 2010 Oil Crops Outlook report provides that the average November 2010 soybean oil price was approximately 47.62 cents per pound, which is below the July 2008 peak prices of 62.54. The drop in soybean oil prices was likely caused by the changing global economic conditions triggered by the recent failure of various major U.S. financial institutions, the passage of the federal government’s $700 billion bailout plan, the tightening of credit markets and the economic downturn experienced by the U.S. and other countries. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil prices in Iowa for the week of December 10, 2010 ranged from 49.90 to 51.15 cents per pound. The USDA forecasted that these soybean oil prices will remain in this range during the 2009/2010 marketing season, with a predicted price range of 45 to 49 cents per pound. The charts below show U.S. soybean oil prices over the past ten years and for each month from the beginning of the 2009/2010 marketing year to November 2010:

U.S. Soybean Oil Average Prices for the Past 10 Years
Marketing Year	Price (cents)
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03
2008/09	32.16
2009/10	35.95
2010/11	45.0-49.0	(1)

U.S. Soybean Oil Average Prices for 2009-2010
Marketing Year
Month	Price (cents)
October 2009	33.15
November 2009	36.59
December 2009	36.81
January 2010	34.88
February 2010	34.69
March 2010	36.39
April 2010	37.11
May 2010	35.41
June 2010	34.47
July 2010	35.07
August 2010	37.57
September 2010	39.21
October 2010	44.02
November 2010(1)	47.62

(1)	Preliminary Price

Data provided by USDA, Oil Crops Outlook Report, December 13, 2010
Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil and sold. Any increase in the cost of soybean oil will negatively impact our ability to generate revenues and profits. Conversely, if the soybean oil price drops, this would have a positive impact on our revenues. Due to high soybean oil costs throughout most of the 2010 fiscal year, we have been using alternative forms of feedstock as substitutes for soybean oil to the greatest extent possible. These substitutes include animal fat and used cooking oil. Used cooking oil tends to have a reduced yield due to a higher water content and other particles in the raw stock. However, prices for these alternative feedstocks have tended to increase along with the cost of soybean oil. Accordingly, we will continue to explore additional low-cost feedstocks and utilize soybean oil to the extent it remains a profitable and marketable option.
Increased competition with other biodiesel plants for soybean oil may result in prices again increasing to 2008 prices for soybean oil. Accordingly, the number of acres of soybeans planted and harvested can impact the price of and competition for soybean oil. In its December 13, 2010 Oil Crops Outlook report, the USDA reported that 76.8 million soybean acres were harvested in the 2010-2011 crop year. The portion of that used to make biodiesel is not expected to increase significantly due to the competition from other vegetable oils and animal fats being used as alternative sources of feedstock.
Animal Fats and Other Alternative Feedstocks
Our plant is also capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat costs have also increased over the past several years. Animal fat costs peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their recent peak, animal fat costs are nonetheless higher than their historical average. The USDA December 13, 2010 Oil Crops Outlook report provides that the average November 2010 prices for lard and edible tallow were 37.32 and 41.75 cents per pound, respectively. The USDA predicted lard and edible tallow prices could increase slightly for 2010/2011, ranging from 41 to 45 cents per pound for lard and 38.5 to 42.5 cents per pound for edible tallow. If animal fat prices increase such that it is not profitable to use this feedstock, we may again increase our use of soybean oil.
The charts below show U.S. lard and edible tallow prices over the past ten years and for each month from the beginning of the 2009/2010 marketing year to November 2010:

Lard & Edible Tallow Average Prices for Past Ten Years
Marketing Year	Lard		Edible Tallow
	(cents)		(cents)
1999/00	13.64		13.21
2000/01	14.61		13.43
2001/02	13.55		13.87
2002/03	18.13		17.80
2003/04	26.13		22.37
2004/05	21.80		18.48
2005/06	21.74		18.16
2006/07	28.43		27.32
2007/08	40.85		41.68
2008/09	26.72		25.47
2009/2010	31.99		32.26
2010/11	41.0-45.0	(1)	38.5-42.5	(1)

Lard & Edible Tallow Average Prices for 2009-2010
Marketing Year
Month	Lard		Edible Tallow
	(cents)		(cents)
October 2009	25.75		27.63
November 2009	30.07		29.65
December 2009	28.75		29.99
January 2010	28.60		29.48
February 2010	28.25		29.42
March 2010	32.95		33.73
April 2010	33.95		35.14
May 2010	34.24		35.33
June 2010	32.98		35.72
July 2010	31.42		32.50
August 2010	33.33		33.54
September 2010	43.59		35.02
October 2010	46.64		37.00
November 2010	37.32	(1)	41.75	(1)

(1)	Preliminary Prices

Data provided by USDA, Oil Crops Outlook Report, December 13, 2010
We have also been using corn oil that we obtain from ethanol plants as an alternative feedstock from time to time. We expect that, like animal fats, corn oil may be a less costly feedstock alternative to soybean oil. The National Weekly Ag Energy Round-Up for the week of December 10, 2010 indicates that crude corn oil costs in the Midwest ranged from 53 cents to 54 cents per pound. Corn oil-based biodiesel has cold flow properties similar to those of soybean oil-based biodiesel and accordingly, we may be able to continue to use corn oil as feedstock in the fall and winter months when demand for animal fat-based biodiesel could decrease. Corn oil, however, tends to cause a waxy substance to build-up during the production process. Due to this build-up, we expect that we will not be able to produce any biodiesel blends containing greater than 5% corn oil. The unique characteristic of corn oil could cause it to be a less desirable feedstock then other feedstocks. The amount of corn oil that we will be able to acquire will likely depend upon the rate in which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil. Production of corn oil at ethanol plants may be inhibited due to a patent lawsuit related to certain technology used by some ethanol plants to extract corn oil.
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
To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that our marketer will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are capable of producing biodiesel from soybean oil, corn oil, and animal fats. Approximately 14% of our biodiesel production for fiscal year 2010 was animal fat or other alternative feedstock biodiesel blends, which is a significant decrease from the 86% in fiscal year 2009.

Hedging
Due to fluctuations in the price and supply of feedstock, we have utilized forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply, however; as of the date of this report we do not have any forward contracts. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal fats market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Commodity Price Risk Protection.”
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
Feedstock Procurement
We entered into the Management Agreement with WMG to provide marketing services for our products. The inability of WMG to obtain adequate feedstock for our facility at economical prices, or at all, could have significant negative impacts on our ability to produce biodiesel and on our revenues.
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
Rail. Our rail access is complete and we are capable of shipping our biodiesel by both rail and truck. The Iowa, Chicago & Eastern Railroad supplies our plant with rail service and WMG makes all of our transportation arrangements.
New Products and Services
We have not introduced any new products or services during the fiscal year ended September 30, 2010.

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
Renewable Fuels Standard
The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022 (RFS2). The RFS2 requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The RFS2 further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS2 program in 2009 would continue to be applicable to producers and importers of gasoline only. This meant that the 500 million gallons of biomass-based diesel required by the RFS2 did not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program did not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 0.65 billion gallons with the 2009 biomass-based diesel requirement of 0.5 billion gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year. We anticipate that there will again be a roll-over of some of the 2010 requirement into 2011 and also that some of the cellulosic requirements that cannot be achieved due to lack of technology may be allowed to be filled by biodiesel. Thus, we anticipate that biodiesel requirements under the 2011 RFS2 may exceed the standard 800 million gallon requirement.
Part of RFS2 required that advanced biofuels reduce life cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed in transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS2. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. The EPA did not measure biodiesel produced from corn oil. However, when the EPA issued its final determinations under the RFS2, it found that soy oil complies with the 50% greenhouse gas emission reduction requirements.
The RFS2 program recently gained additional certainty when on December 21, 2010, a lawsuit challenging the RFS2 regulations was dismissed. We anticipate that the RFS2 may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS2. As of December 12, 2010, the Biodiesel Magazine website estimated that national biodiesel production capacity was approximately 2.83 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that the expanded RFS2 will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS2 requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap. Furthermore, we have not yet significantly benefited from RFS2 because the biodiesel tax credit was expired when the final RFS2 regulations were released. Because the biodiesel tax credit was only recently reinstated and extended, we are still not certain if this measure will be enough to re-stimulate the biodiesel market.

Biodiesel Tax Credit
The American Jobs Creation Act of 2004 originally created the biodiesel blender’s excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the biodiesel tax credit, it provided a tax credit of $1.00 per gallon for biodiesel. The biodiesel credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the biodiesel tax credit was to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The biodiesel tax credit also streamlined the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The biodiesel credit expired on December 31, 2009. Only in December 2010 was the biodiesel tax credit reinstated retroactively for 2010 and extended through December 31, 2011. Due to the recent nature of this change, it remains uncertain whether a one year extension of the biodiesel tax credit will be sufficient to stimulate demand for biodiesel. Moreover, we do not anticipate to benefit very much from the retroactive application of the biodiesel tax credit in 2010, because of our limited number of sales during the year.
Commodity Credit Corporation Bioenergy Program
The Farm, Nutrition and Bioenergy Act of 2008 reauthorized the Commodity Credit Corporation, or CCC, Bioenergy Program. The program provides $55.0 million in funding in both 2009 and 2010, $85.0 million in funding in 2011 and $105.0 million in funding in 2012 for producers of advanced biofuels derived from renewable biomass, including biodiesel, other than corn kernel. Biodiesel producers must apply for this credit and will be paid based on the quantity and duration of advanced biofuels production and on net nonrenewable energy content of the advanced biofuel. Funding to a single eligible producer may be limited to ensure equitable distribution of funding. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. We received approximately $216,000 in funds pursuant to the CCC Bioenergy Program in 2009 and approximately $280,000 during 2010.
State Legislation
Several states, including Iowa, are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, required that all diesel fuel sold in the state contain a minimum of 2% biodiesel. In 2008, Minnesota passed additional legislation to increase biodiesel content of diesel fuel sold in the state from 2% to 20%, which is the highest in the nation, by 2015. In 2009, Minnesota increased its biodiesel blend requirements to mandate all diesel fuel contain a minimum of 5% biodiesel, however; the state has occasionally had to suspend this requirement during winter months, due to cold flow concerns. Similarly, in July 2008, Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.
Originally passed in May 2006, and updated in 2009, Iowa passed legislation that creates a renewable fuels standard (IRFS) that requires 10% of the fuel used in Iowa to be from renewable sources by 2009 and increasing the renewable fuel standard to 25% by 2021. While this does not require biodiesel use, it may significantly increase renewable fuels use in Iowa, which may include increased biodiesel use in Iowa. The Iowa legislation includes tax credits to help retailers meet this requirement.
For example, Iowa provides for an incentive of three cents per gallon of biodiesel sold for retailers who sell at least 50% biodiesel blends. This incentive, known as the Biodiesel Blended Fuel Tax Credit, is also expected to support biodiesel sales and production. This incentive is set to expire in 2012.

In addition, in 2009, Iowa passed the Ethanol Promotion Tax Credit, which began in 2009 and ends after calendar year 2020. The incentive each site is eligible for will be directly tied to the IRFS schedule with amounts to be paid only for “pure” ethanol gallons (E100). The law allows “pure” biodiesel gallons (B-100) to count toward achieving the threshold schedule. However, biodiesel gallons are not eligible for these credits; as they are covered by the Biodiesel Blended Fuel Tax Credit. The schedule is based on E-100 plus B-100 divided by total gasoline gallons. The amount of the credit will be determined each year using:
•	6.5 cents per gallon of E100 if retailer meets the biofuel standard threshold percentage

•	4.5 cents per gallon of E100 if retailer is within 1-2% of threshold percentage

•	2.5 cents per gallon of E100 if retailer is within 3-4% of threshold percentage

•	0 cents if more than 4% below the threshold percentage
We anticipate this program may also support biodiesel demand and growth in our industry.
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
In 2009, approximately 545 million gallons of biodiesel were produced in the United States, which is down from the approximately 700 million gallons produced in 2008. As of December 12, 2010, the Biodiesel Magazine website reported that there were 167 biodiesel plants in the United States, but that only 109 of these plants are currently operating. The total annual production capacity of all 167 plants is 2.82 billion gallons, the production capacity of those currently operating is 1.94 billion gallons. Two plants are undergoing expansion to increase their annual production capacity and another 11 plants were reported to be in the planning stages or under construction as of December 12, 2010. The additional combined capacity of these plants under construction or expansion is estimated at 386 million gallons per year. Accordingly, biodiesel supply may already far exceed demand for biodiesel. Currently, there are 12 existing biodiesel plants in Iowa, including our plant; however, according to the Biodiesel Magazine website only 6 of these are currently operating and several of these plants may not be operating at full capacity. We expect that additional biodiesel producers may enter the market if the demand for biodiesel increases. As additional biodiesel plants are constructed and brought on line, we expect the supply of biodiesel to increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
While WMG markets our biodiesel to end users both domestically and internationally, biodiesel plants in Iowa are direct competitors for local end users and resources other than customers. We compete with the plants in Iowa for capital, labor and management. These resources tend to be utilized from a local market, and additional strains placed on these resources by increased competition in Iowa could result in our company being forced to expend additional funds on recruiting labor and management to relocate from other areas. In addition, while we may receive feedstock from areas beyond the state of Iowa, the most cost-efficient feedstock will likely come from local suppliers, as this will reduce transportation costs. We directly compete with Iowa biodiesel plants for business from a limited number of local feedstock suppliers.

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
Competition from Other Fuel Sources
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Over the past several years, according to the Energy Information Administration, the price of diesel fuel steadily increased until reaching record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and thereafter declined sharply to approximately $3.23 as of December 13, 2010. Although the price of diesel fuel has decreased over the past several months, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Following the trend of diesel prices, biodiesel prices steadily increased to their peak in the summer of 2008, after which time they decreased. As of December 10, 2010, the National Weekly Ag Energy Roundup reports that B100 biodiesel prices in Iowa ranged from $4.00 to $4.26 per gallon, which is up from a range of $3.25 to $3.50 approximately one year ago. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.

One advantage biodiesel has in the petroleum diesel market is the marketability and value of RINs. The RFS2 system is enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable producers (“RIN generators”), as well as any party that procures or trades renewable identification numbers, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS2 program may be subject to civil penalties for each day of each violation. For example, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS2 program goals are not compromised by illegal conduct in the creation and transfer of RINs. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS2. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS2 compliance) and assigned biodiesel an equivalence value of 1.5, such that each gallon of biodiesel used by an obligated party will be equal to one and one-half gallons credit towards its RFS2 compliance. A market has established in the petroleum diesel industry for trading these RINs. Thus, the value of the RIN can sometimes offset higher biodiesel pricing, which can make biodiesel more competitive on the market with petroleum diesel.
Management estimates we accumulated over 400,000 RINs from our 2009 calendar-year production, however, these RINs will not be available for us to trade until our arbitration with REG (see “Legal Proceedings”) below is resolved. We have not sold any RINs during the 2010 calendar year.
At least one large oil company has previously announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. However, as a result of an Internal Revenue Service interpretation of the application of certain biodiesel tax credits, renewable diesel processed in traditional petroleum-refining equipment is eligible for the biodiesel tax credit, but only at a reduced rate of 50 cents per gallon. Opponents of the IRS interpretation argue that the biodiesel tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the recent interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. Because renewable diesel is currently eligible for the biodiesel tax credit (although only at a reduced credit of 50 cents compared to the $1.00 credit available for biodiesel), other large oil companies may also decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than we do and may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely affected.
Glycerin Competition
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. It is estimated that every one million gallons of biodiesel produced adds approximately another 100,000 gallons of crude glycerin into the market. Accordingly, as biodiesel production has increased, the glycerin market has become increasingly saturated. As a result, glycerin prices dropped dramatically in 2006, with crude glycerin prices hovering around 2 cents per pound or less. Some plants were forced to give away glycerin, and according to the Jacobsen Publishing Company’s Biodiesel Bulletin, others paid 3 cents to 4 cents per pound to dispose of crude glycerin. However, as of mid December 2010, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices increased to approximately 14 to 16 cents per pound. WMG will market the glycerin produced at our plant under our Management Agreement.

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
Dependence on One Major Customers
We have entered into a Management Agreement with WMG to market all of our products and procure all of our inputs. Any failure by WMG to comply with the terms of our Management Agreement could negatively impact our ability to generate revenues. The Management Agreement does not prohibit WMG from providing services to our competitors, and its does not provide any procedures as to how WMG will address any conflicts of interest that may arise during WMG’s service to our plant and competitor plants. If WMG places the interests of other biodiesel plants which it manages ahead of our interests, our profitability may be negatively impacted.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits for plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. During our 2010 fiscal year we expended approximately $20,000 on environmental costs. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources complying with such regulations.
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
Employees
As of September 30, 2010, we had 10 full-time employees to operate our biodiesel facility, which is a reduction in staff from our 2009 fiscal year. We have been forced to reduce our staff in order to save costs when the plant is not operating at full capacity. We recently had to again reduce our staff and currently only have two full-time employees, although we anticipate we will be able to quickly increase this number when plant operations re-start.
During 2010 fiscal year, IRE also made changes to its management. J. William Pim was appointed to the Chief Financial Officer and Chief Operating Officer position and subsequently resigned from the Board of Directors to serve only in the CFO / COO capacity. Todd Willson, the previous Chief Financial Officer for the Company, is no longer with the Company. Glen Hansel, who previously served as the Company’s Operations Manager, as provided by and employed by Renewable Energy Group, Inc. (REG) pursuant to the now expired management and operational services agreement between REG and IRE, was appointed the Plant Manager and is now an IRE employee. Al Yoder, who previously served as the Company’s General Manager, as provided by and employed by REG pursuant to the management and operational services agreement between REG and IRE, is no longer with the Company.
The board also appointed two new directors to fill vacancies on the board — Steven Powell and Larry Rippey.

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
Risks Related to Our Business
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated with the high cost of our raw materials, decreased demand for biodiesel, and the delay between when we purchase those raw materials and when we receive payments for sales of our finished products. We received a six million dollar line of credit from our lender, received forbearance from our lender for certain covenants contained in our loan agreement, and refinanced our loan agreement during our 2010 fiscal year, however; our financial position is still not certain. Our term loan is now due in full at September 5, 2011. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which would decrease or eliminate the value of our units.
We have a history of losses and may not ever operate profitably. For the fiscal year ended September 30, 2010 we incurred a net loss of $4,372,056. There is no assurance that we will be successful in our efforts to continue to operate the biodiesel plant. Even if we successfully meet all of our objectives, there is no assurance that we will be able to operate profitably. We have experienced very high raw material costs and low biodiesel prices that in some cases have been less than our production costs. Should our raw material costs increase without an increase in the price we receive for our biodiesel or glycerin, or if demand for biodiesel does not increase, we may have to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results. We account for the impairment of long-lived assets to be held and used in accordance with ASC Topic 360. In accordance with ASC Topic 360, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. At September 30, 2010 the carrying amount of our fixed assets is $33 million. In determining if there has been an impairment, we have projected future cash flows assuming that we are able to obtain sufficient working capital to operate our plant, and our expectations related to the extension of the biodiesel tax credit. If conditions or events change and we have to reconsider our plans, the projected cash flows could change, requiring the assets to be adjusted to the estimated fair value. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
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

We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent upon our directors to manage our business. Most of our directors are experienced in business generally, but have limited or no prior experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors. As a result of the management change over when our management agreement with REG terminated, we have hired J. William Pim, who previously served on our board of directors, to serve as our Chief Financial Officer / Chief Operations Officer and Glen Hansel, who previously served as the Operations Manager provided to us by REG, as our Plant Manager. We may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. If we cannot retain skilled management for our plant, our members could lose all or substantially all of their equity interest.
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
Risks Related to Operation of the Biodiesel Plant
We depend on key suppliers, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of our units. We are highly dependent upon WMG for the operations of the plant. Should WMG fail to perform in any manner significant to our operations, our project could fail and our members could lose some or all of the value of their investment.
We are highly dependent upon WMG to procure our inputs and market our products. WMG has not completed any sales of our biodiesel since the beginning of our Management Agreement with them. If WMG does not perform its obligations pursuant to our management agreement we may be unable to specifically enforce our agreement which could negatively affect the value of our units.
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

Risks Related to Biodiesel Industry
The downturn in the U.S. economy has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The U.S. stock markets tumbled in the Fall of 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. Other large corporate giants, such as the big three auto makers, have also received government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2011. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
Several biodiesel companies throughout the country have filed for Chapter 1l bankruptcy due to industry and economic conditions, and we may also be forced to consider filing for bankruptcy protection in the event that economic conditions and our liquidity problems do not improve. In November 2008, Freedom Fuels, LLC, a biodiesel plant located near Mason City, Iowa, filed for Chapter 11 bankruptcy and then proceeded from a Chapter 11 bankruptcy into Chapter 7 bankruptcy. Beatrice Biodiesel, a biodiesel plant near Beatrice, Nebraska, filed for Chapter 11 bankruptcy. A Chapter 11 bankruptcy is an option in which a company attempts to reorganize with the intent that it will continue to operate. A Chapter 11 bankruptcy differs from a Chapter 7 bankruptcy because under Chapter 7 the assets of a company are liquidated and it is not anticipated that the business will continue to operate. Unfavorable worldwide economic conditions, the decreasing availability of credit, and volatile biofuel prices and input costs have likely contributed to the necessity of these bankruptcy filings. We are experiencing liquidity problems, which are resulting primarily from the general decrease in demand for biodiesel that the industry is currently experiencing, our lack of biodiesel sale contracts, the unfavorable economic conditions that are currently prevailing in the U.S. and abroad and the other factors identified in this report. We anticipate operating at significantly below our nameplate production capacity for the first quarter of 2011 based on our historical performance and lack of seasonal demand. If our current liquidity problems persist and we are unable to generate sufficient revenues from the sale of our biodiesel, we may also have to consider bankruptcy as an option to cope with our financial difficulties. This could reduce or eliminate the value of our members’ investments in the Company.
The decline in oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price for biodiesel is correlated to the price for diesel, as biodiesel is used primarily as a diesel additive. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by oil prices. The recent global economic downturn has resulted in a rapid decline in oil and diesel prices. In November 2008, oil prices fell to their lowest level in more than three years, dropping below $50 a barrel, down from approximately $150 a barrel in July 2008, and the current December 2010 average is up slightly at approximately $90 per barrel. Additionally, average retail diesel prices declined by approximately 40% from July 2008 to November 2008, and the price of biodiesel went down also. Since then diesel and biodiesel prices have risen slightly from the November 2008 lows, with diesel fuel at approximately $3.23 per gallon in early December 2010, according to the Energy Information Administration and biodiesel prices at approximately $4.00 to $4.26 per gallon in Iowa as of December 10, 2010, according to the National Weekly Ag Energy Roundup. If oil and diesel prices remain low or decline even further, biodiesel prices will also likely remain low or decline further. This could make it difficult for us to produce and sell biodiesel at a profit and you could lose some or all of your investment as a result.

An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices has led to the imposition of tariffs on biodiesel imported into Europe, which could result in further losses from our business. The European Commission conducted anti-subsidy and anti-dumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009 that the tariffs would be extended through 2014. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. These tariffs have virtually eliminated our ability to make profitable sales in Europe.
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2009, approximately 545 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce almost 6% of the 2009 domestic production. The Biodiesel Magazine website estimates the current dedicated U.S. biodiesel production capacity of existing biodiesel plants as of December 12, 2010 is approximately 2.83 billion gallons per year. Further, plants under construction and expansion as of December 12, 2010, if completed, are expected to result in another 386 million gallons of annual U.S. biodiesel production capacity, for total annual production capacity of approximately 3.22 billion gallons. Thus, the current annual production capacity of existing plants far exceeds 2008 annual biodiesel consumption, and will likely far exceed 2009 biodiesel consumption. As production capacity increases, our competition with other biodiesel producers for the sale of our products increases, especially if there is not a corresponding increase in demand for biodiesel. Many biodiesel plants do not operate at full capacity due to the discrepancy between annual domestic biodiesel consumption and annual U.S. biodiesel production capacity. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy, which may be due in part to an increase in national excess production capacity without a corresponding increase in biodiesel demand in combination with the worsening economic conditions. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, we may be forced to suspend production at our plant and the value of your units could be decreased or eliminated.
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
Excess production of glycerin, the primary co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. According to the September 2006 issue of Biodiesel Magazine, some smaller plants were even forced to essentially give away glycerin and some even had to pay to dispose of the glycerin. Since then, however, there has recently been a steady, gradual increase in glycerin prices. The Jacobsen Company reported average glycerin prices of 14 to 16 cents in mid December 2010. However, if the price of glycerin declines again, our revenues will be adversely affected and we could even be forced to pay to dispose of our glycerin as plants were required to do in the past. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.

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
The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, owns a 37.5 million gallon plant in Iowa Falls, Iowa. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., has constructed an 85 million gallon plant in Velva, North Dakota to process canola oil into biodiesel. Additionally, Biodiesel of Las Vegas was expected to begin operations of a 100 million gallon per year multi-feedstock plant in the fourth quarter of 2009, but it is currently still listed as under construction. Imperium Renewables operates a 100 million gallon per year biodiesel plant in Grays Harbor, Washington, and RBF Port Neches operates a 180 million gallon per year multi-feedstock plant in Port Neches, Texas making these plants some of the largest biodiesel producers in the country. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, lower prices for biodiesel may result which would adversely affect our ability to generate profits and adversely affect our financial obligations.
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
We believe that the recent U.S. recession and global financial market turmoil may also depress biodiesel demand and prices. Biodiesel prices have significantly declined over recent months. We expect that we will operate below our nameplate capacity throughout our fiscal year 2011. If we continue to operate at less than full capacity, this would have a negative impact on our revenues.
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
Because of volatile soybean oil prices, we have attempted to use alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We have previously produced some of our biodiesel from corn oil that we obtain from ethanol plants or other sources. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Furthermore, unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. This tends to cause a waxy substance to build-up in the process equipment during the production process. Unless a process for removing this waxy substance is developed, we expect that we will not be able to produce any biodiesel blends containing greater than 5% corn oil. The technology utilized by the ethanol plant which extracts the corn oil may also cause the suitability of the corn oil for the biodiesel production process to vary. These characteristics of corn oil could cause corn oil-based biodiesel to be less desirable than other types of biodiesel. Furthermore, special technologies may be necessary to pretreat corn oil for utilization in the biodiesel production process. Accordingly, our use of alternative feedstocks, such as corn oil, may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. There may be disadvantages to the use of corn oil as a feedstock of which we are not yet aware. If as a result of the unique characteristics of corn oil, the demand for or price we are able to receive for biodiesel produced from corn oil is less than what we can receive for biodiesel produced from other types of feedstock, our revenues could be negatively affected.

The decreasing availability and volatile cost of feedstock may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues. On December 13, 2010, the USDA reported the November average cost of soybean oil was approximately 47.62 cents per pound, which is below the July 2008 peak prices but higher than a year ago. Although prices have sharply dropped from the record high prices experienced in the summer of 2008, the November average is still higher than historical averages. The ten-year average price for soybean oil is approximately 28 cents per pound. In the USDA December 13, 2010 Oil Crops Outlook Report, it was forecasted soybean oil prices will likely remain close to current prices during the 2010/2011 marketing season, with a predicted price range of 45.0-49.0 cents per pound. Soybean oil prices have been extremely volatile over the recent years. The declining global economic conditions brought on by the collapse of major U.S. financial institutions in the fall of 2008 and the disruption of the financial and credit markets likely contributed to the sharp drop in prices from the summer of 2008 through fall of 2008. However, demand, supply, acres planted, weather, soybean crush rates and many other factors can contribute to price volatility. Prices for animal fats have also been volatile in recent months, as they tend to correlate to the prices of soybean oil. In a December 2010 Oil Crops Outlook Report, the USDA provided that the average November 2010 prices for lard and edible tallow were 37.32 cents and 41.75 cents per pound, respectively, which are down from their peak prices in the summer of 2008. These average prices, however, still exceed their historical averages. We expect that this volatility in feedstock costs will continue through the 2011 fiscal year. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant, either temporarily or permanently. Shut downs or the persistence of recent high feedstock costs, or any further increase of feedstock costs, may reduce our revenues from operations which could decrease or eliminate the value of our units.
If we are forced to continue to have to temporarily cease operating our biodiesel plant, we might not be able to meet our current liabilities and our losses may be increased. If we are forced to temporarily cease operations at our biodiesel plant, either due to our inability to sell the biodiesel we are producing, feedstock costs, defects in our equipment at the plant, violations of environmental law, or any other reason, our ability to produce revenue would be adversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production for any significant period of time, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
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
Risks Related to Our Financing Plan
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated with the high cost of our raw materials, decreased demand for biodiesel, and the delay between when we purchase those raw materials and when we receive payments for sales of our finished products. We received a six million dollar line of credit from our lender, received forbearance from our lender for certain covenants contained in our loan agreement, received forbearance from our lender from taking action on existing events of default under the loan agreement through February 2011, and refinanced our loan agreement during our 2010 fiscal year, however; our financial position is still not certain. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which would decrease or eliminate the value of our units.

The loan agreement under which we obtained financing for the construction of our biodiesel plant contains restrictive covenants. We have undertaken significant borrowings to finance the construction of the biodiesel plant. Our loan agreements with our lender contain restrictive covenants which, among other things, require us to maintain minimum levels of working capital, as well as debt coverage and fixed charge coverage financial ratios. These covenants may restrict our ability to make distributions on the units without the prior consent of our lender. In addition, failure to comply with these covenants may constitute an event of default under our loan agreements. The loan agreement currently contains a covenant that requires a minimum ratio of current assets to current liabilities (working capital ratio), minimum debt coverage and fixed charge coverage ratios. We are not in compliance with these covenants at September 30, 2010 and it is projected that the we will fail to comply with one or more of the loan covenants throughout fiscal 2011. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. In addition, the Company’s loan agreement allows the lender to consider the Company in default of the loan at any point for poor financial performance. While we have received forbearance from our lender for certain covenants contained in the loan agreement, unless our business improves substantially, we will still likely be in violation of these covenants after the forbearance has expired.
We may be unable to raise additional capital in the event our funds from operations and our credit facilities are insufficient to fund our operations for the next twelve months. In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations or to otherwise comply with the covenants contained in our financing agreements with our lender during the next 12 months, the board of directors may decide to attempt to issue additional membership units in our company through one or more private placements. In such event, however, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. Due to current market conditions in the biodiesel industry, such as the increasing costs of soybean oil, animal fats, and methanol, and lack of demand for our biodiesel, we may not be able to attract sufficient numbers of investors to provide us with the necessary amount of additional capital. For the same reasons, we may be unable to obtain additional debt financing for operations in the event we cannot raise sufficient capital. In such event, we may be forced to shut down the plant, either temporarily or permanently, or we may continue to be unable to comply with the loan covenants contained in our Loan Agreement, which entitles our lender to accelerate payments under our Loan Agreement or foreclose its lien or security interest in the assets securing the Loan Agreement after the forbearance period has expired.
Our auditor has raised doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in the accompanying financial statements, we have generated accumulated losses of $15,256,097 since our inception, have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern. See Note 6 to the financial statements. Moreover, our term loan is listed as a current liability, as it now has a maturity date of September 5, 2011. In the event our lender declared a default under the Loan Agreement and elected to accelerate our payments or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Risks Related to Regulation and Governmental Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could further hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the biodiesel tax credit, which provides a tax credit of $1.00 per gallon of biodiesel. The blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry, including the biodiesel tax credit, could significantly reduce the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. The loss or reduction of the biodiesel tax credit would make it more costly or difficult to produce and sell biodiesel and we could be forced to take significant cost savings measures or temporarily or permanently cease production at our plant. If the federal tax incentives are eliminated or sharply curtailed, we believe that a continued decreased demand for biodiesel will result, which could further depress biodiesel markets and negatively impact our financial performance.

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
We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of $4,372,056 as of our fiscal year ended September 30, 2010. We do not anticipate that our board of directors will be declaring distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.

ITEM 2.	PROPERTIES.
Our property consists primarily of the plant and the real estate upon which the plant sits near Washington, Iowa. The plant can be fully operational. The plant is currently blown down and winterized. We anticipate it will take us two to three weeks to bring the plant back online in the event we again begin producing biodiesel. The plant is located on an approximately 28 acre site located near Washington, Iowa. The site is approximately thirty-five miles from Interstate 80 and thirty miles from the Mississippi River. We paid $420,000 for the site. The plant’s address is 1701 East 7th Street, Washington, Iowa. The site is adjacent to the main line of the Iowa Chicago & Eastern Railroad, which serves the plant. The plant consists of the following buildings:
•	Administrative building
•	Processing building
•	Pretreatment building
•	Storage tank farm
The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads. Construction of the plant was substantially complete in June 2007.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with MLIC Assets Holdings, LLC (MLIC). Money borrowed under the Iowa Department of Economic Development loan is also secured by substantially all of the company’s assets, but is subordinate to the agreements with MLIC.

ITEM 3.	LEGAL PROCEEDINGS.
In February 2009, we gave notice to REG that it had breached the Management and Operational Services Agreement (MOSA) in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, we delivered our Statement of Claims to REG and the selected arbiter alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. On or about December 16, 2009, we responded to the counterclaims. The parties have selected Wayne Mark as the arbiter. The parties have exchanged and provided initial responses to written discovery. The parties have entered a scheduling order setting the date of arbitration for August 22, 2011 through September 2, 2011 in Des Moines, Iowa.
On November 4, 2009, three of our former directors, Denny Mauser, William J. Horan and Warren L. Bush, who are also members of The Biodiesel Group, LLC, (the TBG Directors), filed suit in the Iowa District Court for Washington County against the remaining directors of our board of directors: Michael J. Bohannan, Mark A. Cobb, Richard Gallagher, John Heisdorffer, Edwin Hershberger and J. William Pim (Defendants). The TBG Directors requested temporary and permanent injunctions against the Defendants, in an effort to reverse certain actions taken by Defendants, acting as a majority of the board of directors. These actions include the adoption of an Executive Committee Charter, the appointment of Defendants to the Executive Committee, and adoption of a Resolution adopting the Amended and Restated Director and Officer Compensation Plan.
The TBG Directors claim that Defendants exceeded their authority, acting as a majority of the board, in taking these actions. Defendants claim that under our amended and restated operating agreement, Defendants were permitted and justified in taking such actions, due to recent revelations regarding certain payments made in 2007 to the TBG Directors by predecessors in interest to REG, which Defendants claim constitute a conflict of interest and breach of our amended and restated operating agreement. Defendants filed a motion for summary judgment on November 16, 2009, on which arguments were heard on December 18, 2009, and on March 3, 2010 the court issued an order denying the motion for summary judgment, which means the court determined that facts are in dispute that require further proceedings before a final judgment can be entered in favor of either party. This case was set for trial in December 2010, however, prior to this time, on October 7, 2010, the suit was dismissed without prejudice by the TBG Directors.

ITEM 4.	REMOVED AND RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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
Unit Holders
As of September 30, 2010, we had approximately 614 unit holders of record.
Distributions
We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders. However, our second amended and restated operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Iowa Renewable Energy are authorized for issuance.
Sale of Unregistered Securities
We did not make any sales of equity securities that were unregistered during the fiscal year ended September 30, 2010.
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
Continuing decrease in the demand for biodiesel;
Failure to comply with loan covenants contained in our financing agreements;
Our ability to continue to export our biodiesel;
The continued imposition of tariffs or other duties on biodiesel imported into Europe;
Loss of the blenders tax credit again in 2012;
WMG’s ability to market our product and procure feedstock;
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
Overview
Our plant is currently blown down and winterized, which we decided to do in response to our plant shut-down. Our plant is not currently operational and we anticipate it will take us two to three weeks to bring the plant back online in the event we again start producing biodiesel. We began producing biodiesel on July 10, 2007. After obtaining independent testing of our biodiesel to certify that our biodiesel meets the American Society for Testing and Materials (ASTM) standards, we began shipping our first lot of 7,200 gallons of biodiesel on July 12, 2007. The plant was operating at full capacity until the end of September 2007, with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also, resulted in several plant shutdowns. During the fourth quarter of fiscal year 2010 and the first quarter 2011, we did not operate our plant.
From October 1, 2009 through September 30, 2010 we produced approximately 2,300,000 gallons of biodiesel, which is only approximately 7.7% of our plant’s capacity. We anticipate operating the plant at increased levels during our fiscal year 2011, given the RFS2 800 million gallon requirement for 2011; however, our ability to operate depends upon many factors outside of our control, such as the demand for biodiesel, price for biodiesel, cost of feedstock, and timing for obligated parties to begin purchasing biodiesel under the RFS2. We do not however, anticipate speculatively producing biodiesel in the next 12 months. Therefore, if demand does not increase such that we can obtain contracts for the same amount of biodiesel that we produced during our fiscal year 2010, then we may operate at a lower production rate than during our fiscal year 2010. In addition, we have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during our fiscal year 2011 then we will likely operate our plant at lower levels than we did during our fiscal year 2010.
Plan of Operations for the Next 12 Months
Plant Operations
We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant, if the reinstatement of the biodiesel tax credit is sufficient to stimulate demand for biodiesel and our marketer is able to obtain contracts for our biodiesel. Our plant is fully operational and we were previously actively producing biodiesel at our plant, although we have not operated during our last quarter of fiscal year 2010.

Results of Operations
Comparison of Fiscal Years Ended September 30, 2010 and September 30, 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2010 and September 30, 2009.

	Fiscal Year Ended		Fiscal Year Ended
Income Statement Data	September 30, 2010		September 30, 2009
Revenues	$9,234,866	100.00%	$29,132,604	100.00%

Cost of Goods Sold	$12,070,190	130.70%	$29,795,410	102.28%

Gross (Loss)	$(2,835,324)	(30.70)%	$(662,806)	(2.28)%

Operating Expenses	$887,187	9.60%	$1,421,907	4.88%

Interest and Other Income	$460,104	4.98%	$36,579	0.13%

Interest Expense	$1,109,649	12.02%	$1,272,475	4.37%

Net (Loss)	$(4,372,056)	(47.34)%	$(3,320,609)	(11.40)%
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. Surplus biodiesel supplies also tend to put downward price pressure on biodiesel. Additionally, prices for diesel and the costs of feedstock, including soybean oil or animal fats, have been volatile and such fluctuations in the cost of feedstock may significantly affect our financial performance. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. The biodiesel industry experienced very high feedstock costs during the summer of 2008, without corresponding increases in biodiesel prices, thereby causing profit margins to be small or nonexistent. In 2010, the biodiesel industry has seen significant volatility in feedstock costs with prices for biodiesel dropping as well, given the excess capacity and low demand. We expect that feedstock prices will rise as more certainty enters the biodiesel industry with the extension of the biodiesel tax credit through December 31, 2011, an additional year under the RFS2, and clearer expectations of the mandates. In addition, our revenues are also impacted by the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.
Revenues

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2010		September 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$8,820,946	96.52%	$24,995,232	85.80%
Glycerin Sales	169,511	1.84%	486,327	1.67%
Fatty Acids and Soapstock Sales	56,777	0.61%	424,978	1.46%
Federal Incentives	187,632	2.03%	3,226,067	11.07%
Total Revenues from Sales	$9,234,866	100.00%	$29,132,604	100.00%

Revenues from operations for the fiscal year ended September 30, 2010 totaled $9,234,866 compared with $29,132,604 for the fiscal year ended September 30, 2009. Included within our total revenues for the fiscal year ended September 30, 2010 and 2009 are approximately $187,632 and $3,226,067 respectively, in incentives we received or which were receivable from certain federal government programs for the sale of our biodiesel. Revenues in fiscal year 2010 were approximately a third of the revenues in fiscal year 2009. The decrease in revenues was due primarily to decreased production and sales volume of biodiesel, glycerin, fatty acids and soapstock. The decrease in production volume was due to lack of demand and contracts for our biodiesel due in large part to the uncertainty surrounding the federal tax credit and slow implementation of RFS2.
Lower biodiesel prices in fiscal 2010 compared to fiscal 2009, combined with a decrease in biodiesel sales volume, contributed to the lower total revenues in fiscal year 2010 as compared with fiscal year 2009. Average biodiesel sale prices during most of the year ended September 30, 2010 trended downward from the average biodiesel sale prices we experienced in the same period in 2009. The average biodiesel sale price we received for the year ended September 30, 2010 was approximately 2.0% lower than our average biodiesel sale price for the comparable period in 2009.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel prices have climbed over the past several years reaching record highs of over $4.70 per gallon in July 2008, but have since trended downward, as oil prices have plummeted and the U.S. economic downturn and credit crisis have contributed to a decrease in demand for fuel in general. According to the Energy Information Administration, average retail prices for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 per gallon in July 2008, but have since dropped to approximately $3.23 per gallon as of early December 13, 2010. Biodiesel prices have followed a similar trend, peaking in the summer of 2008 and declining thereafter. Nonetheless, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. For example, the price for soy B100 biodiesel in Iowa averaged approximately $4.52 per gallon for December 21, 2010, according to the Iowa Department of Transportation’s report. However, according to the same report, No. 2 diesel fuel prices as of December 21, 2010 averaged approximately $2.56 per gallon, which is lower than the price per gallon for B100 biodiesel. The premium of biodiesel prices over diesel prices could cause a reduction in the demand for biodiesel. Through most of fiscal year 2008, biodiesel prices steadily increased and were well above historical highs and, therefore helped, to a certain extent, to offset high input costs, such as soybean oil. However, we expect that a continued drop in biodiesel prices without a corresponding decrease in the cost of feedstock and other inputs will cause the profit margin on each gallon of biodiesel produced to continue to be small to nonexistent, which could result in significant losses. Due to the volatility of the global economic conditions and commodities markets, it is uncertain whether biodiesel prices and input costs will continue to decrease or whether they will rebound to the higher prices experienced in the summer of 2008.
Based on historical trends, we anticipate that seasonal demand for biodiesel will decrease in the fall and winter months when blenders have typically decreased their biodiesel blend percentages due to cold flow concerns. Such decrease in demand could cause downward pressure on biodiesel sale prices. We anticipate the RFS2 will increase demand for biodiesel; however, while the 2011 obligated party requirement is 800 million gallons under RFS2, we are still several months away from realization of that requirement. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are relatively high, causing our profit margins to decrease even further.
We also believe that the U.S. and global economic downturn and the financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of a bailout plan may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the U.S., as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Commodity markets have tumbled as a result of the recent economic turmoil, causing oil and other commodity prices to drop significantly. We expect that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The Biodiesel Magazine website estimates that current total biodiesel production capacity of existing plants as of December 12, 2010 was about 2.83 billion gallons per year, which is up from approximately 1.92 billion gallons per year as of September 2007. The Biodiesel Magazine website also estimates that plants under construction and expansion as of December 12, 2010 could add another 386 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.22 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 545 million gallons of biodiesel were produced in 2009. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.

Our average sales price for glycerin in our fiscal year 2010 was less than in our fiscal year 2009. These lower sales prices were in conjunction with us selling significantly less glycerin in our fiscal year 2010, because we produced less biodiesel in our fiscal year 2010 due to decreased demand for biodiesel, which meant we had less of our primary co-product, glycerin, to sell.
We expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives, or continued instability with the same, could significantly impact demand for biodiesel. The most significant of these are the biodiesel blender’s credit and the RFS2. See “BUSINESS — Government Regulation and Federal Biodiesel Supports.”
We are highly dependent upon WMG for the successful marketing of our products. We do not have our own sales force and we do not have any other agreements or relationships with feedstock suppliers. If WMG breaches the agreement or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel. Any loss of our relationship with WMG could have a significant adverse impact on our revenues.
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
Cost of goods sold for our products for the year ended September 30, 2010 was $12,070,190, which is less than half that of cost of goods sold for the year ended September 30, 2009, which was equal to $29,795,410. The decrease is primarily attributed to our lowered production rate. As a percentage of revenues, our cost of goods sold increased from fiscal year 2009 to fiscal year 2010, which were 102.28% and 130.70%, respectively. This increase was due primarily to fixed costs being spread over significantly reduced sales volumes.
Our average soybean oil costs per pound for the year ended September 30, 2010 were approximately 2.0% higher than soybean oil costs for the year ended September 30, 2009. Conversely, animal fat costs per pound for the year ended September 30, 2010 were approximately 11.0% lower than animal fat costs for the fiscal year ended September 30, 2009. In fiscal year 2010, we also utilized approximately 1.5 million pounds of corn oil feedstock, which is consistent with the minimal amounts of corn oil used in fiscal year 2009.
In order to minimize cost of goods sold, we anticipate that if we begin to again produce biodiesel, we will attempt to utilize lower-cost feedstocks such as animal fats and corn oil in place of higher-cost feedstocks such as soybean oil. In fiscal year 2009, approximately 80% of the feedstock used in our biodiesel production was animal fats and 20% was soybean oil. In fiscal year 2010, by comparison, approximately 14.0% of feedstock used in biodiesel production was animal fats, and approximately 86.0% was soybean oil.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of goods sold.

Commodity prices have been extremely volatile over the recent years, increasing by historic proportions in the summer of 2008. Soybean costs fell to $11.20 per bushel in November 2010, down from a high of approximately $13.30 per bushel in July 2008, according to the USDA’s December 2010 Oil Crop Outlook Report. Soybean oil prices have followed a similar trend, which according to the USDA’s December 2010 Oil Crop Outlook Report, average soybean oil prices reached a peak of approximately 62.43 cents per pound in June 2008, but have come down to a price of 47.62 cents per pound in November 2010. The decrease in soybean oil prices is likely due to the rapid changes in the global economy. The USDA National Weekly Ag Energy Round-Up Report indicates that as of December 10, 2010, soybean oil prices in Iowa are approximately 49.90 to 51.15 cents per pound, which is up from the price range of 35.59 to 38.15 cents per pound one year ago. The USDA forecasted that 2010/11 soybean oil prices would range from 45 to 49 cents per pound. Accordingly, based on recent trends, management expects that cost of goods sold on the basis of a per-gallon of soybean oil-based biodiesel sold may increase from levels experienced in fiscal year 2010. However, management still expects that prices may remain volatile through fiscal year 2011. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the cost of soybean oil and other commodities. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, price fluctuations can have a significant affect on our profit margin on each gallon of biodiesel produced and sold. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market. Animal fats prices have also increased significantly, although they still remain lower than soybean oil prices.
Like soybean oil prices, animal fat costs also peaked in the summer of 2008. Although animal fat costs did not reach prices as high as soybean oil prices in the summer of 2008, animal fat costs nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat costs will also likely increase and vice versa. According to the USDA’s December 2010 Oil Crop Outlook report, lard and edible tallow prices for November 2010 were estimated at 37.32 cents and 41.75 cents per pound, respectively, which are mixed changes from their prices of 52.82 cents and 38.61 cents per pound, respectively, in July 2008. Management expects that prices may remain volatile throughout fiscal year 2011, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
Based on recent trends of soybean oil and animal fat costs, we expect that cost of goods sold on a per-gallon basis may increase from levels experienced in fiscal year 2010. In addition, management still expects that prices may remain volatile through fiscal year 2011. We will attempt to utilize feedstocks that provide us with the greatest margins on the sale of our biodiesel. Nonetheless, even if feedstock costs drop, decreases in the price at which we may sell our biodiesel and glycerin in the future could still result in low profit margins, which could have an adverse affect on our net income.
We experienced a $29,615 net loss during the year ended September 30, 2010 related to our derivative contracts, which is a decrease from the $560,099 net gain recognized during the fiscal year ended September 30, 2009. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. The fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses for the year ended September 30, 2010 totaled $887,187, which is lower than operating expenses of $1,421,907 for the same period in 2009. This decrease is largely due to reduced operations brought about by reductions in staff and elimination of nonessential expenditures to preserve cash resources. Operating expenses as a percentage of revenues increased from fiscal year 2009 to fiscal year 2010, at 4.88% and 9.60% respectively. The increase in operating expenses as a percentage of revenues is primarily due to the reduced overall sales volume. We expect that our operating expenses for fiscal 2011 will remain fairly consistent if average plant production levels remain consistent.

Other Income (Expenses)
Our other income and expenses for the fiscal year ended September 30, 2010 was interest expense of $1,109,649 and interest and other income of $460,104, compared to an interest expense of $1,272,475 and interest and other income of $36,579 in 2009. In 2010, other income included, $100,000 related to the forgivable grant portion of the Iowa Department of Economic Development (IDED) loan /grant, $280,000 in Advanced BioFuels Producer Credit funds, a $70,000 education grant from Kirkwood Community College, and with the remainder representing interest income. The interest expense represents interest and amortization costs. The decrease in interest expense was primarily the result of a decrease in our outstanding borrowings and a decrease in our average interest rates.
Changes in Financial Condition
The following table highlights the changes in our financial condition from September 30, 2009 to September 30, 2010:

	September 30, 2010	September 30, 2009
Current Assets	$1,233,887	$5,746,294
Current Liabilities	$27,769,336	$31,016,570
Members’ Equity	$7,909,325	$12,281,381
Current Assets. Current assets totaled $1,233,887 at September 30, 2010 down from $5,749,294 at September 30, 2009. The decrease during this period is a result of a decline in accounts receivable and a decline in inventory on hand. The decline in these two key indicators is the result of a lack of sales activity.
Current Liabilities. Total current liabilities totaled approximately $27,769,336 at September 30, 2010, down slightly from $31,016,570 at September 30, 2009. This decrease was due largely to the payment on our term loan and with the scale back of operations, the Company is incurring less expenses resulting in the reduction of accounts payable and accrued expenses.
Members’ Equity. Members’ contributions at both September 30, 2010 and September 30, 2009 were equal to $23,165,422. Total members’ equity as of September 30, 2010 was $7,909,325, down from $12,281,381 as of September 30, 2009. The decrease in total members’ equity is due to the current year loss. The loss is the result of the low level of sales experienced in fiscal year 2010 and the lower sales price received for the Company product sold. The low level has resulted in an inability to cover the fixed costs and interest expense incurred annually by us.
Liquidity and Capital Resources
Cash Flow from Operating Activities. Net cash flow provided by operating activities for the year ended September 30, 2010 totaled $2,044,225 compared to $4,039,052 for the year ended September 30, 2009. This was due to the increased loss incurred in fiscal year 2010 compared to prior fiscal year and the overall decline in working capital components. The decline is the result of the decline in sales.
Cash Flow from Investing Activities. Net cash flow provided by investing activities for the year ended September 30, 2010 totaled $454,634, of which $470,830 was for reductions in restricted cash balances due to it being used to make interest payments on the term debt and $16,196 used for capital expenditures for the purchase of computers and computer software. The term loan agreement allows for the use of the debt service reserve to make interest payments. As part of the agreement with our lender, during the period in which we have forbearance, principal payments are deferred and the interest payments are being pulled from the restricted cash. Capital purchases were necessary following the termination of the management agreement with REG. While aligned with REG under the management agreement, we used the REG computer operating system for operations and financial reporting. At the termination of the management agreement, we were required to acquire our own operating software as well as replace a number of computers owned by REG.
Cash Flow from Financing Activities. Net cash used in financing activities for the year ended September 30, 2009 totaled $2,668,847, which was primarily a payment on the term debt made prior to the agreement discussed in Note 4 to the Financial Statements.

Short-Term and Long-Term Debt Sources
In October 2006, we closed on our $34,715,000 debt financing with Marshall Bankfirst Corporation. Marshall Bankfirst Corporation has since been seized by the FDIC and our loan agreement is now held by MLIC as successor lender. The financing provided for a $29,715,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. Our construction loan converted to a term loan in February 2008.
The term loan imposes various covenants upon us which may restrict our operating flexibility. We are subject to several ratios in the term loan which may limit how we allocate our sources of funds. The term loan imposes a negative covenant on distributions which may restrict our ability to distribute earnings to our members. The term loan also requires us to obtain MLIC’s permission prior to making any significant changes in our material contracts with third-party service providers.
We executed a mortgage in favor of MLIC creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above.
On September 2, 2010, we executed a Third Amendment and Note Modification with MLIC (the Amendment Documents). The purpose of the Amendment Documents are to modify our term loan. The Amendment Documents provide that MLIC shall forbear until February 1, 2011 from exercising its remedies under the term loan and that MLIC shall waive until February 1, 2011 the Company’s compliance with certain covenants and ratios of the Term Loan.
The Amendment Documents also modify the payment and interest terms of the term loan. From October 1, 2010 and on the first day of each month thereafter through February 1, 2011, the Company shall pay MLIC all accrued interest then due.
Beginning on March 1, 2011, regular monthly principal and interest payments based upon the remaining term of the original amortization period of ten years shall resume in accordance with the original terms of the term loan. Beginning on March 1, 2011, we shall also pay the accrued interest on the principal payments that have been deferred until such deferred payments have been paid in full. On September 5, 2011, the principal payments that were otherwise due on August 1, 2010 through December 1, 2010 shall be due and payable. In addition, on September 5, 2011, the remaining unpaid principal balance of the term loan, together with all accrued but unpaid interest, shall be due and payable in full.
The Amendment Documents also modify the interest rate under the term loan. Under the Amendment Documents, interest shall begin to be calculated as 6% over LIBOR. Beginning six months from the first day of the full month after the date of the execution of the Amendment Documents, and every six months thereafter, the LIBOR margin shall be adjusted in accordance with the below schedule, which is based upon the number calculated by dividing our total debt (including both secured and unsecured obligations) by our earnings before interest, taxes, depreciation and amortization (“Company’s Leverage Ratio”).

Company’s Leverage Ratio	LIBOR Applicable Margin
Less than 2.75 to 1.00	4.00%
Greater than or equal to 2.75 to 1.00 but less than 3.5 to 1.00	4.75%
Greater than or equal to 3.5 to 1.00 but less than 4.25 to 1.00	5.25%
Greater than or equal to 4.25 to 1.00 but less than 5.0 to 1.00	5.50%

Also on September 1, 2010, we entered into a loan agreement and related documents for a $6,000,000 revolving line of credit with MLIC as the lead lender (the Line of Credit). The funds from the Line of Credit will be used for the production of biodiesel at our plant and up to $400,000 of the funds may be used by us for risk management to hedge biodiesel.
We made standard representation and warranties under the Line of Credit, including, but not limited to: agreeing not to amend its articles of organization, operating agreement or similar governing document; agreeing not to merge, consolidate, sell transfer or assign substantial parts of its business without prior approval of MLIC; and sell or assign any accounts receivable without prior approval of MLIC.
In addition, we are required to maintain certain financial ratios and covenants, including, but not limited to: net tangible worth of $7,000,000; and we agreed not to purchase or redeem our units, declare or pay any dividends, except dividends payable solely in units, make any distributions to members or set aside any funds for any such purpose, without the prior written approval of the MLIC.
Upon the occurrence of an event of default, the Line of Credit shall become due and payable immediately. Events of Default include, but are not limited to: nonpayment of any principal or interest; breach by us which goes uncured for fifteen (15) days after notice under the Line of Credit or any of the term loan Documents of the Company; misrepresentation by us in the Line of Credit documents; insolvency; determination by MLIC that its position is insecure for any reason, and such insecurity is not cured by us within ten (10) day of notification; and acceleration or default by us on other debts.
Any funds disbursed to us under the Line of Credit shall be repaid to the MLIC, along with interest, by May 31, 2011. Interest under the loan shall be variable, based on 12% above the current thirty (30) day LIBOR rate. As of September 30, 2010 the Company has not accessed the Line of Credit.
We shall make payments to MLIC beginning on the first day of the first month following the first advance under the Line of Credit and on the first day of each month thereafter. We shall make such monthly payments in an amount equal to all accrued, but unpaid interest on the Line of the Credit. On May 31, 2011, we shall make one payment in the amount of all unpaid principal and interest. In addition, we shall pay MLIC a monthly administrative fee of $3,000, with the first administrative fee to be paid contemporaneously with the execution of the Line of Credit and each administrative fee to be paid on the first day of each month thereafter. The administrative fees shall be paid regardless of whether there is a balance under the Line of Credit. We shall be allowed to borrow, prepay and re-borrow under the Line of Credit until May 31, 2011, however, all advances are subject to the sole discretion of MLIC and MLIC is not obligated to make any advance.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable and the $300,000 principal amount does not bear interest. The balance at September 30, 2010 was $65,000. The $100,000 forgivable portion was forgiven in October 2009. We recently requested and were granted a six month waiver on payments. This waiver will begin in January 2011 and as a result of this waiver, interest will be at 6.0% when we again begin making payments.
In addition, on May 14, 2007 we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation (IDOT) for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five years. The balance at September 30, 2010 was $250,061 of which $82,061 is required to be repaid to the IDOT.

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
During the year ended September 30, 2010, the losses on our derivative instruments relating to certain commodities, including soybean oil and heating oil, was a realized loss of $96,377 and a change in unrealized gain of $66,762 for a net loss of $29,615. The realized loss was recorded, but the transaction was offset by a sales price tied to heating oil. We realized gain of $560,099 during the year ended September 30, 2009, which consisted of an unrealized loss of $131,903 for a realized gain of $692,002. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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

Impairment of long-lived assets
We review long-lived assets, including property, plant and equipment, for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment”. Asset impairment charges are recorded for long-lived assets when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from, but are not limited to, significant changes in the regulatory environment, the business climate, management’s plans, legal factors, commodity prices, and the use of the asset or the physical condition of the asset.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Iowa Renewable Energy, LLC
We have audited the accompanying balance sheets of Renewable Energy, LLC as of September 30, 2010 and 2009, and the related statements of operations, members’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iowa Renewable Energy, LLC as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from operations and has experienced significant increases in the input costs of its products. This has created liquidity issues and caused the Company to be in violation of its bank debt covenants. There is no assurance that such violations will be waived and substantially all debt is due in September 2011 which, together raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
December 29, 2010

Iowa Renewable Energy, LLC
Balance Sheets
September 30, 2010 and 2009

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$479,309	$649,297
Due from broker	310,390	477,059
Accounts receivable	—	1,090,753
Federal incentive receivable	—	146,182
Inventory	372,547	3,265,653
Prepaids and other assets	71,641	117,350

	1,233,887	5,746,294

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,742,442	40,742,442
Office building, furniture and fixtures	588,965	572,769
Equipment and vehicles	240,241	240,241

	41,991,648	41,975,452
Accumulated depreciation	(8,615,336)	(5,963,978)

	33,376,312	36,011,474

Other Assets:
Cash, restricted by loan agreement	730,288	1,201,118
Financing costs, net	338,174	339,065

	1,068,462	1,540,183

	$35,678,661	$43,297,951

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$27,457,729	$30,005,576
Accounts payable and accrued expenses	311,607	944,232
Derivative financial instruments	—	66,762

Total current liabilities	27,769,336	31,016,570

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding 2010 and 2009 26,331	23,165,422	23,165,422
Accumulated (deficit)	(15,256,097)	(10,884,041)

	7,909,325	12,281,381

	$35,678,661	$43,297,951

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Operations
Years Ended September 30, 2010 and 2009

	2010	2009
Revenues:
Sales	$9,047,234	$25,906,537
Federal incentives	187,632	3,226,067

	9,234,866	29,132,604

Cost of sales	12,070,190	29,795,410

Gross (loss)	(2,835,324)	(662,806)

Operating expenses:
General and administrative	849,187	1,383,907
Depreciation	38,000	38,000

	887,187	1,421,907

(Loss) before other income (expense)	(3,722,511)	(2,084,713)

Other income (expense):
Interest and other income	460,104	36,579
Interest expense	(1,109,649)	(1,272,475)

Net (loss)	$(4,372,056)	$(3,320,609)

Weighted average units outstanding	26,331	26,331

Net (loss) per unit — basic and diluted	$(166.04)	$(126.11)

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Changes in Members’ Equity (Deficit)
Years Ended September 30, 2010 and 2009

		Member	Accumulated	Total Members’
	Member Units	Contributions	Deficit	Equity

Balance, September 30, 2008	26,331	$23,165,422	$(7,563,432)	$15,601,990
Net (loss)	—	—	(3,320,609)	(3,320,609)

Balance, September 30, 2009	26,331	23,165,422	(10,884,041)	12,281,381
Net (loss)	—	—	(4,372,056)	(4,372,056)

Balance, September 30, 2010	26,331	$23,165,422	$(15,256,097)	$7,909,325

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Statements of Cash Flows
Years Ended September 30, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities:
Net (loss)	$(4,372,056)	$(3,185,489)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	2,651,358	2,650,008
Amortization	121,891	101,725
Unrealized (gain) loss on derivative financial instruments	(66,762)	131,903
Change in working capital components:
(Increase) decrease in due from broker	166,669	(394,877)
Decrease in accounts receivable	1,236,935	3,845,137
Decrease in inventory	2,893,106	2,315,253
(Increase) decrease in prepaids and other assets	45,709	(73,719)
(Decrease) in accounts payable and accrued expenses	(632,625)	(1,350,889)

Net cash provided by operating activities	2,044,225	4,039,052

Cash Flows from Investing Activities:
Purchase of property and equipment	(16,196)	(83,161)
(Increase) decrease in cash restricted	470,830	(156,301)

Net cash provided by (used in) investing activities	454,634	(239,462)

Cash Flows from Financing Activities:
Debt issuance costs	(121,000)	—
Payment on long-term borrowings	(2,547,847)	(3,339,767)

Net cash (used in) financing activities	(2,668,847)	(3,339,767)

Net increase (decrease) in cash and cash equivalents	(169,988)	459,823

Cash and cash equivalents:
Beginning	649,297	189,474

Ending	$479,309	$649,297

Supplemental Disclosure of Cash Flow Information, cash payments for interest	$923,670	$1,119,767
See Notes to Financial Statements.

Iowa Renewable Energy, LLC

Notes to Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a biodiesel manufacturing plant with an annual capacity of 30 million gallons. The Company was in the development stage until July 2007, when it commenced operations. See Note 6 for discussion of management’s plans for current operations.
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
Restricted cash: Includes deposits to custodial accounts held by our lender. Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into an account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000. As part of the Line of credit agreement, discussed in Note 4 below, the Lenders will defer principal payments and pull interest payments from the debt service reserve. The lenders began taking interest payments from the debt service reserve in June of 2010. The balance in the debt service reserve at September 30, 2010 is $728,555 while the Capital Improvements reserve stands at $1,733.
Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The Company had no sales in the final quarter of the year. All outstanding accounts receivable were collected prior to the end of the period.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at September 30, 2010 or 2009.
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of September 30, 2010 and 2009:

	2010	2009

Raw material	$111,951	$1,418,828
Finished goods	260,596	1,846,825

	$372,547	$3,265,653

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
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future undiscounted cash flows are less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the years ended September 30, 2010 or 2009.
Financing costs: Deferred financing costs associated with the construction and revolving loans and the $34,715,000 construction loan (Note 4) include expenditures directly related to securing debt financing. These costs are being amortized using the effective interest method over the 6-year term of the related debt agreement. Deferred financings costs associated with the Company’s line of credit are being amortized using the effective interest method over the 6 month term of the related agreement. Accumulated amortization as of September 30, 2010 and 2009 was $418,586 and $296,695, respectively.
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
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the years ended September 30, 2010 and 2009:

	2010	2009

Realized (gain) loss	$96,377	$(692,002)
Change in unrealized (gain) loss	(66,762)	131,903

Net (gain) loss	$29,615	$(560,099)

Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.

Iowa Renewable Energy, LLC

Notes to Financial Statements
Federal incentive payments and receivables: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010 No sales after the first quarter included Federal Blenders Incentive.
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the years ended September 30, 2010 and 2009 is as follows:

Cost Of Revenue/Sales	2010 Dollars	2010 Percentage	2009 Dollars	2009 Percentage

Input costs (soy oil, chemicals, etc.)	$7,961,421	65.96%	$24,580,763	82.50%
Plant wages and salaries	448,908	3.72	771,670	2.59
Utilities and waste disposal	446,595	3.70	1,055,769	3.54
Fees- procurement	34,250	0.28	142,591	0.48
(Gain) loss on derivative financial instruments	29,615	0.25	(560,099)	(1.88)
Depreciation	2,613,358	21.65	2,612,008	8.77
Maint., supplies and other expenses	536,043	4.44	1,192,708	4.00

Total cost of revenue/sales	12,070,190	100.00	29,795,410	100.00

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

Iowa Renewable Energy, LLC

Notes to Financial Statements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009. There were no assets or liabilities recognized at fair value on September 30, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

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
Note. 2 Major Customer and Related Party
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. Sales to REG for the years ended September 30, 2010 and 2009 were approximately $9.0 million and $25.9 million, respectively. Related accounts receivable from REG as of September 30, 2010 and 2009 were none and approximately $1.1 million, respectively.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feedstocks and chemical inputs necessary for production and to manage operations.
Fees under this agreement are based on the number of biodiesel gallons produced and in addition the agreement provides for payment of a yearly bonus based on the Company’s net income. Total fees expensed under the agreement for the years ended September 30, 2010 and 2009 were $131,151 and $541,932, respectively.
On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreements expired on June 30, 2010.

Iowa Renewable Energy, LLC

Notes to Financial Statements
On January 29, 2010, the Company and WMG Services LLC (WMG) entered into a Management Services Agreement (Agreement). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for the Company in exchange for a monthly asset utilization fee and a monthly performance fee. These fees are determined on a sliding fee scale tied to production. The Agreement commenced July 1, 2010 (Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. Through September 30, 2010 the Company did not incur any expenses under this agreement.
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
Note 4. Long-Term Debt
Long-term debt consists of the following as of September 30, 2010 and 2009:

	2010	2009

Note payable to Marshall Bank Group for construction loan (A)	$27,142,668	$29,505,098
Note payable to the Iowa Department of Economic Development (B)	65,000	225,000
Note payable to the Iowa Department of Transportation (C)	250,061	275,478

	$27,457,729	$30,005,576

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” Previously, the note bore interest at prime plus .25% and was due in monthly principal and interest payments of $373,000. The loan is secured by substantially all assets of the Company. The Company violated the debt covenants and on April 2, 2009 received a written notice of default from the lender. In conjunction with the line of credit discussed below, the Lender has agreed until February 1, 2011 to allow the Company to defer principal payments on the term debt, interest payments related to the term loan will be charged against the debt service reserve fund, and the Company has been granted a forbearance on the covenant requirements of the term loan, specifically, section 5.02 (m)-(q). In place of the covenants, the Company has additional reporting requirements which accelerate their monthly reporting and provide additional cash flow information to the lender. While this does represent additional external reporting the information provided is data that is currently captured and reported internally. The forbearance also accelerates the maturity date for the entire loan to September 5, 2011 and increases the interest rate to 6.0% plus the one month LIBOR rate in effect two New York Banking Days prior to the beginning of each calendar month (6.26% as of September 30, 2010). New York Banking Days is defined as any day other than Saturday or Sunday that a commercial bank is open for business in New York, New York. The LIBOR margin will be adjusted every six months based on a schedule set in the agreement based on the Company’s leverage ratio at that time.

Iowa Renewable Energy, LLC

Notes to Financial Statements

Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. (See Note 1 for modification.)

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

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of September 30, 2010 and 2009 of $65,000 and $185,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan is forgivable upon the completion of 36 months of the 60 month term. The $100,000 loan was forgiven during the quarter ended December 31, 2009 as the Company met the employment and production criteria defined in the agreement. The forgiveness was included in other income on the statement of operations.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at September 30, 2010 was $82,061. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial instrument debt. The $168,000 grant is forgivable upon completion of the loan agreement.

Cash payments for long-term debt are as follows:

Year ending September 30:
2011	$27,229,033
2012	32,342
2013	196,354

$27,457,729

On September 2, 2010 the Company entered into a short-term line of credit where MLIC Asset Holdings, LLC, Federation Bank, and Washington State Bank will provide up to a $6.0 million revolving line of credit to be used for the purchase of raw materials. The line of credit term is for a six month period with formal maturity at May 31, 2011. At the maturity date any unpaid principal and accrued interest of the line of credit must be paid. The interest rate to be charged on the line of credit will be an annual rate equal to 12.0% plus the one month Libor rate in effect two New York Banking Days prior to the beginning of each calendar month. New York Banking Days is defined as any day other than Saturday or Sunday that a commercial bank is open for business in New York, New York.

Iowa Renewable Energy, LLC

Notes to Financial Statements
Note 5. Lease Commitment and Other Contingencies
The Company leases a copier under a long-term operating lease that will expire in February 2011. The lease requires payments of $275 per month plus applicable taxes, therefore minimum lease payments under this operating lease for future years is $1,377 during the year ending September 30, 2011.
The European Union is currently leveling tariffs on biofuels exported from the United States due to subsidies paid on biofuels. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If any governmental supports are modified or permanently removed and decreased demand for the Company’s biodiesel results, its profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders’ tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010.
Note 6. Going Concern Matters and Management Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2010, the Company has generated accumulated losses of $15,256,097, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company’s lender currently contain covenants that require a minimum ratio of current assets to current liabilities (working capital ratio), minimum debt coverage, fixed charge coverage ratios and a minimum level of equity. The Company is not in compliance with certain of these covenants at September 30, 2010 and it is projected that the Company will fail to comply with one or more of the loan covenants throughout fiscal 2011. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. Furthermore, the loan agreements have been amended such that all principal and interest is due and payable no later than September 5, 2011 and there is no assurance that the Company will be able to secure financing at that time. These issues raise doubt about whether the Company will continue as a going concern.
Beginning January 1, 2010, following the expiration of the Federal Blender’s Credit, the Company went into a “warm shut down” status. In this status, the Company maintained a minimal crew and has used the period to perform maintenance on the plant while selling remaining inventory on the “spot market.” The warm shut down has allowed the Company to reduce expenses and preserve cash; however the low sales level has not covered the reduced cost. The Company is hopeful that the reinstatement of the biodiesel tax credit and the demand created by RFS2 will create sufficient product demand for the Company to resume biodiesel production. Meanwhile, the Company has been in communication with its lender as to the steps it needs to take to resolve this situation. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants, the lender’s willingness to waive any noncompliance with such covenants and the Company’s ability to refinance the debt at its maturity date of September 5, 2011. As discussed in Note 4 above, the Company has secured an operating line of credit for $6.0 million. The line of credit is restricted to the purchase of raw materials to be used in the production of biodiesel with a small set aside that can be used for hedging activities. In addition to the line of credit, the Company has secured from its lender forbearance through February 1, 2011 from exercising their remedies under the term loan document with regard to the existing defaults.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
McGladrey & Pullen, LLP is our independent registered public accounting firm at the present time. The Company has had no disagreements with its auditors.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our chief executive officer (the principal executive officer), Michel Bohannan, along with our chief financial officer (the principal financial officer), J. William Pim, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2010, our integrated controls over financial reporting were effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Frank-Dodd Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers form the management report requirement.
Changes in Internal Control Over Financial Reporting
Our management, consisting of our chief executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year. This proxy statement is referred to in this report as the 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
3.2	Second Amended and Restated Operating Agreement dated March 27, 2010.	1

10.1	Management Services Agreement between WMG Services LLC and Iowa Renewable Energy, LLC dated January 27, 2010.+	2

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(+)	Confidential Treatment Requested.

(1)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.

(2)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2010.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC
Date: December 29, 2010	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: December 29, 2010	/s/ J. William Pim
J. William Pim
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2010	/s/ Mike Bohannan Mike Bohannan
Chairman and President

Date: December 29, 2010	/s/ Mark Cobb

Mark Cobb
Vice Chairman and Director

Date: December 29, 2010	/s/ Dick Gallagher

Dick Gallagher
Secretary and Director

Date: December 29, 2010	/s/ Larry Rippey

Larry Rippey, Director

Date: December 29, 2010	/s/ Steven Powell
Steven Powell, Director

Date: December 29, 2010	/s/ Edwin J. Hershberger

Edwin J. Hershberger, Director

Date: December 29, 2010	/s/ John Heisdorffer

John Heisdorffer, Director