Form 10-K/A
period 2010-09-30
Iowa Renewable Energy, LLC
filed 2011-01-11
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	4

SIGNATURES	4

Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE:
This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of Iowa Renewable Energy, LLC (the “Company”) for the fiscal year ended September 30, 2010, is being filed for the purpose of amending and restating Item 15 of the Company’s original Annual Report on Form 10-K (the “Annual Report”) due to the fact that Exhibits 10.2 and 10.3 were inadvertently omitted from the Annual Report.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the item amended by this Amendment No. 1 is set forth herein. The remainder of the Company’s original Annual Report on Form 10-K is unchanged. Pursuant to Rule 12b-15, this Amendment No. 1 includes new certifications by the Company’s principal executive officer and principal financial officer. This report speaks only as of the original filing date of the Company’s Annual Report on Form 10-K and has not been updated or modified to take into account any events occurring subsequent to the original filing date.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
3.2	Second Amended and Restated Operating Agreement dated March 27, 2010.	1

10.1	Management Services Agreement between WMG Services LLC and Iowa Renewable Energy, LLC dated January 27, 2010.+	2

10.2	Third Amendment to Construction Term-Loan Agreement between MLIC Asset Holdings LLC and Iowa Renewable Energy, LLC dated September 1, 2010.	*

10.3	Commercial Note between MLIC Asset Holdings, LLC and Iowa Renewable Energy, LLC dated September 1, 2010.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(+)	Confidential Treatment Requested.

(1)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.

(2)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2010.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC
Date: January 10, 2010	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: January 10, 2010	/s/ J. William Pim
J. William Pim
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 10, 2010	/s/ Mike Bohannan
Mike Bohannan
Chairman and President

Date: January 10, 2010	/s/ Mark Cobb
Mark Cobb
Vice Chairman and Director

Date: January 10, 2010	/s/ Dick Gallagher
Dick Gallagher
Secretary and Director

Date: January 10, 2010	/s/ Larry Rippey
Larry Rippey, Director

Date: January 10, 2010	/s/ Steven Powell
Steven Powell, Director

Date: January 10, 2010	/s/ Edwin J. Hershberger
Edwin J. Hershberger, Director

Date: January 10, 2010	/s/ John Heisdorffer
John Heisdorffer, Director

5