Form 10-Q
period 2010-12-31
Iowa Renewable Energy, LLC
filed 2011-02-14
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended December 31, 2010
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
(319) 653-2890
(Issuer’s telephone number)
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of February 14, 2011 there were 26,331 units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
Iowa Renewable Energy, LLC
Unaudited Balance Sheets

	December 31,	September 30,
	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$305,964	$479,309
Due from broker	310,390	310,390
Inventory	269,644	372,547
Prepaids and other assets	51,930	71,641

	937,928	1,233,887

Property and Equipment:
Land	420,000	420,000
Plant and processing equipment	40,742,442	40,742,442
Office building, furniture and fixtures	588,965	588,965
Equipment and vehicles	240,241	240,241

	41,991,648	41,991,648
Accumulated depreciation	(9,273,612)	(8,615,336)

	32,718,036	33,376,312

Other Assets:
Cash, restricted by loan agreement	371,055	730,288
Financing costs, net	216,220	338,174

	587,275	1,068,462

	$34,243,239	$35,678,661

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt	$27,434,667	$27,457,729
Accounts payable and accrued expenses	410,238	311,607

Total current liabilities	27,844,905	27,769,336

Long-Term Debt	—	—

Commitments

Members’ Equity:
Member contributions, net of issuance costs, units outstanding December 31, 2010 and September 30, 2010 26,331	23,165,422	23,165,422
Accumulated (deficit)	(16,767,088)	(15,256,097)

	6,398,334	7,909,325

	$34,243,239	$35,678,661

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Operations

	Three Months Ended
	December 31,	December 31,
	2010	2009
Revenues:
Sales	$70,426	$8,455,587
Federal incentives	—	187,632

	70,426	8,643,219

Cost of sales	1,022,490	8,765,323

Gross (loss)	(952,064)	(122,104)

Operating expenses:
General and administrative	95,863	350,817
Depreciation	9,500	9,500

	105,363	360,317

(Loss) before other income (expense)	(1,057,427)	(482,421)

Other income (expense):
Interest and other income	96,152	391,182
Interest expense	(549,716)	(303,565)

Net (loss)	$(1,510,991)	$(394,804)

Weighted average units outstanding	26,331	26,331

Net (loss) per unit — basic and diluted	$(57.38)	$(14.99)

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Unaudited Statements of Cash Flows

	Three Months Ended
	December 31,	December 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss)	$(1,510,991)	$(394,804)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	658,276	662,502
Amortization	121,954	25,430
Unrealized (gain) loss on derivative financial instruments	—	(42,604)
Change in working capital components:
Decrease in due from broker	—	137,661
(Increase) in accounts receivable	—	(162,363)
Decrease in inventory	102,903	2,461,266
Decrease in prepaids and other assets	19,711	69,408
Increase (decrease) in accounts payable and accrued expenses	98,631	(305,605)

Net cash provided by (used in) operating activities	(509,516)	2,450,891

Cash Flows from Investing Activity, (increase) decrease in cash restricted	359,233	(24,778)

Cash Flows from Financing Activity, payment on long-term borrowings	(23,062)	(1,044,525)

Net increase (decrease) in cash and cash equivalents	(173,345)	1,381,588

Cash and cash equivalents:
Beginning	479,309	649,297

Ending	$305,964	$2,030,885

Supplemental Disclosure of Cash Flow Information, cash payments for interest	$383,753	$303,518
See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note. 1 Nature of Business and Significant Accounting Policies
Nature of business:
Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a biodiesel manufacturing plant with an annual capacity of 30 million gallons. The Company was in the development stage until July 2007, when it commenced operations. See Note 6 for discussion of management’s plans for current operations.
Basis of presentation:
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
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
Restricted cash: Includes deposits to custodial accounts held by our lender. Debt service reserve: The Company is required under the terms of its debt agreement to make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. Capital improvements reserve: The Company is required under the terms of its debt agreement to make deposits into an account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000. As part of the Line of credit agreement, discussed in Note 4 below, the Lenders will defer principal payments and pull interest payments from the debt service reserve. The lenders began taking interest payments from the debt service reserve in June of 2010. The balance in the debt service reserve at December 31, 2010 is $1,709 while the Capital Improvements reserve stands at $369,345.
Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The Company had no outstanding accounts receivable as of December 31, 2010 or September 30, 2010.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at December 31, 2010 or September 30, 2010.
Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010

Raw material	$126,520	$111,951
Finished goods	143,124	261,596

	$269,644	$372,547

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
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future undiscounted cash flows are less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the three months ended December 31, 2010 or 2009.
Financing costs: Deferred financing costs associated with the construction and revolving loans and the $34,715,000 construction loan (Note 4) include expenditures directly related to securing debt financing. These costs are being amortized using the effective interest method over the remaining term of the related debt agreement. Deferred financings costs associated with the Company’s line of credit are being amortized using the effective interest method over the 6 month term of the related agreement. Accumulated amortization as of December 31, 2010 and September 30, 2010 was $540,541 and $418,586, respectively.
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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31, 2010	December 31, 2009

Realized (gain) loss	$—	$62,466
Changed in unrealized (gain) loss	—	(42,604)

Net (gain) loss	$—	$24,862

There were no derivative contracts outstanding during the three months ended and as of December 31, 2010.
Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
Federal incentive payments and receivables: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The Federal Blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. No sales in the first quarter included Federal Blenders Incentive.
Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31
	2010		2009
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage

Input costs (soy oil, chemicals, etc.)	$109,308	10.69%	$7,488,096	85.43%
Plant wages and salaries	81,505	7.97	116,395	1.33
Utilities and waste disposal	61,633	6.03	244,628	2.79
Fees-procurement	—	—	34,250	0.39
Loss on derivative financial instruments	—	—	24,862	0.28
Depreciation	648,775	63.45	653,002	7.45
Maint., supplies and other expenses	121,269	11.86	204,090	2.33

Total cost of revenue/sales	$1,022,490	100.00%	$8,765,323	100.00%

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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Note 2. Major Customer and Related Party
Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG made efforts to market and sell all of the biodiesel produced. Sales to REG for the three month periods ended December 31, 2010 and 2009 were none and approximately $8.5 million, respectively. There were no related accounts receivable from REG as of December 31, 2010 and September 30, 2010.
Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply the Company with feedstocks and chemical inputs necessary for production and to manage operations.
Fees under this agreement are based on the number of biodiesel gallons produced and in addition the agreement provides for payment of a yearly bonus based on the Company’s net income. Total fees expensed under the agreement for the three month periods ended December 31, 2010 and 2009 were none and $131,152, respectively.
On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreements expired on June 30, 2010.
On January 29, 2010, the Company and WMG Services LLC (WMG) entered into a Management Services Agreement (Agreement). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for the Company in exchange for a monthly asset utilization fee and a monthly performance fee. These fees are determined on a sliding fee scale tied to production. The Agreement commenced July 1, 2010 (Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. Through December 31, 2010 the Company did not incur any expenses under this agreement.
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
Note 4. Long-Term Debt
Long-term debt consists of the following as of December 31, 2010:

Note payable to MLIC Asset Holdings, LLC for construction loan (A)	$27,142,668
Note payable to the Iowa Department of Economic Development (B)	55,000
Note payable to the Iowa Department of Transportation (C)	236,998

$27,434,667

(A)
On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” Previously, the note bore interest at prime plus .25% and was due in monthly principal and interest payments of $373,000. The loan is secured by substantially all assets of the Company. The Company violated the debt covenants and on April 2, 2009 received a written notice of default from the lender. In conjunction with the line of credit discussed below, the Lender has agreed until February 1, 2011 to allow the Company to defer principal payments on the term debt, interest payments related to the term loan will be charged against the debt service reserve fund, and the Company has been granted a forbearance on the covenant requirements of the term loan, specifically, section 5.02 (m)-(q). In place of the covenants, the Company has additional reporting requirements which accelerate their monthly reporting and provide additional cash flow information to the lender. While this does represent additional external reporting the information provided is data that is currently captured and reported internally. The forbearance also accelerates the maturity date for the entire loan to September 5, 2011 and increases the interest rate to 6.0% plus the one month LIBOR rate in effect two New York Banking Days prior to the beginning of each calendar month (6.26% as of December 31, 2010). New York Banking Days is defined as any day other than Saturday or Sunday that a commercial bank is open for business in New York, New York. The LIBOR margin will be adjusted every six months based on a schedule set in the agreement based on the Company’s leverage ratio at that time. Effective February 1, 2011, the Company entered into an additional Amendment and Note Modification with MLIC to extend the maturity date and forbearance of the note through January 2, 2012.

In addition to the debt service reserve and capital improvements reserve discussed in Note 1, the Company is required to deposit in a sinking fund one-third of all monthly projected EBITDA shall be applied to reduce loan principal. At the point the outstanding principal loan balance is reduced to $20,182,750 no additional sinking fund deposits will be required.

(B)
The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of December 31, 2010 and September 30, 2010 of $55,000 and $65,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan was forgiven during the quarter ended December 31, 2009 as the Company met the employment and production criteria defined in the agreement. The forgiveness was included in other income on the statement of operations. On November 18, 2010 the Company requested from the IDED a deferral of payments for the period January 1, 2011 through June 30, 2011. On December 16, 2010 the IDED board approved the deferral request with the requirement of a 6.0% interest accrual on the loan for that period. The Company’s Board approved the interest related to the deferral at the December 21, 2010 Board meeting.

(C)
The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at December 31, 2010 and September 30, 2010 was $68,978 and $82,061, respectively. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and is not subordinate to the $34,715,000 of financial instrument debt. The $168,000 grant is forgivable upon completion of the loan agreement.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
On September 2, 2010 the Company entered into a short-term line of credit where MLIC Asset Holdings, LLC, Federation Bank, and Washington State Bank will provide up to a $6.0 million revolving line of credit to be used for the purchase of raw materials. The line of credit term is for a six month period with formal maturity at May 31, 2011. At the maturity date any unpaid principal and accrued interest of the line of credit must be paid. The interest rate to be charged on the line of credit will be an annual rate equal 12.0% plus the one month Libor rate in effect two New York Banking Days prior to the beginning of each calendar month. New York Banking Days is defined as any day other than Saturday or Sunday that a commercial bank is open for business in New York, New York. Any draws on this line of credit for purchases of raw materials are secured by inventory, receivables and other related assets.
Note 5. Lease Commitment and Other Contingencies
The Company leases a copier under a long-term operating lease that will expire in February 2011. The lease requires payments of $275 per month plus applicable taxes, therefore minimum lease payments under this operating lease for future years is $275 during the three months ended December 31, 2010. On January 3, 2011 the Company entered into a new operating lease that will expire January 2016 which requires lease payments of $237 per month plus applicable tax.
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
Note 6. Going Concern and Management’s Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2010, the Company has generated accumulated losses of $16,767,088, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company’s lender currently contain covenants that require a minimum ratio of current assets to current liabilities (working capital ratio), minimum debt coverage, fixed charge coverage ratios and a minimum level of equity. The Company is not in compliance with certain of these covenants at December 31, 2010 and the Company may fail to comply with one or more of the loan covenants throughout fiscal 2011. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. Furthermore, the loan agreements have been amended such that all principal and interest is due and payable no later than January 2, 2012 and there is no assurance that the Company will be able to secure financing at that time. In addition, our determination of any impairment of our long-lived assets is based on projected cash flows. If those projected cash flows change, requiring the assets to be adjusted to the estimated fair value the amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. These issues raise doubt about whether the Company will continue as a going concern.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements
Beginning January 1, 2010, following the expiration of the Federal Blender’s Credit, the Company went into a “warm shut down” status. In this status, the Company maintained a minimal crew and has used the period to perform maintenance on the plant while selling remaining inventory on the “spot market.” The warm shut down has allowed the Company to reduce expenses and preserve cash; however the low sales level has not covered the reduced cost. The Company is hopeful that the reinstatement of the biodiesel tax credit and the demand created by RFS2 will create sufficient product demand for the Company to resume biodiesel production. Meanwhile, the Company has been in communication with its lender as to the steps it needs to take to resolve this situation. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants, the lender’s willingness to waive any noncompliance with such covenants and the Company’s ability to refinance the debt at its maturity date of January 2, 2012. As discussed in Note 4 above, the Company has secured an operating line of credit for $6.0 million. The line of credit is restricted to the purchase of raw materials to be used in the production of biodiesel with a small set aside that can be used for hedging activities. In addition to the line of credit, the Company has secured from its lender forbearance through January 2, 2012 from exercising their remedies under the term loan document with regard to the existing defaults.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Iowa Renewable Energy, LLC (referred to in this report as “the Company,” “we,” “us,” or “IRE”) prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010.
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
We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007; with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy existing contracts for the sale of our biodiesel and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. During the first quarter of fiscal year 2011, we did not operate our plant.
From October 1, 2010 through December 31, 2010 we did not produce new biodiesel and the sales we had of approximately $70,000 were related to sales of existing inventories at our plant. We anticipate we may have operating interruptions throughout our 2011 fiscal year due to the instability the biodiesel industry has experienced from government supports, such as the biodiesel tax credit, and general lack of demand. This biodiesel tax credit amounted to $1.00/gallon of biodiesel blended and allowed biodiesel to stay competitive with petroleum diesel. This tax credit expired on December 31, 2009, and was only recently reinstated in December 2010. This reinstatement was made retroactive to January 1, 2010 and will again expire on December 31, 2011. We do not anticipate benefiting from the retroactive application of the biodiesel tax credit in 2010, because of our limited number of sales during our 2010 fiscal year. In addition, favorable RFS2 regulations were released in February 2010; however, application of the RFS2 has remained unclear. On December 21, 2010, a lawsuit challenging the RFS2 regulations was dismissed in full, which we anticipate may provide more certainty for the program. We anticipate the increase in value of Renewable Identification Number System (RINS) as a result of the RFS2 will make biodiesel prices more competitive, and in some cases when combined with the biodiesel tax credit, less expensive, than petroleum diesel. For more information on the RFS2 regulations, please see “Revenues” below. To the extent RFS2 and the biodiesel tax credit are not swiftly and effectively implemented, or if either of these supports are allowed to expire, we will likely continue (or begin again) to experience lack of demand and instability in our business.
We do not anticipate speculatively producing biodiesel for the remainder of the 2011 fiscal year. Our Loan Agreement, as defined below, requires that we have a contract to fill before we can access our line of credit and this line of credit is the only means through which we have the necessary capital to produce. We have been experiencing liquidity difficulties since beginning our operations and if these conditions do not improve, or get worse, during the remainder of our fiscal year 2011, we will likely have to continue to suspend production of our plant for extended periods of time.

Through December 31, 2010, we have generated accumulated losses of approximately $16,800,000, have experienced significant increases in input costs and have experienced significant decreases in biodiesel demand. Furthermore, we have undertaken significant borrowings to finance our operation of the biodiesel plant and production of biodiesel. The loan agreements and related documents, including the mortgage, security agreement and promissory notes (collectively, the “Loan Agreement”), which is currently held by MLIC Asset Holdings LLC (“MLIC”), contain covenants that require a minimum ratio for current assets to current liabilities (working capital ratio), minimum debt coverage and fixed charge coverage ratios. As of December 31, 2010 we were in compliance with these requirements. On September 2, 2010, we executed a Third Amendment and Note Modification with MLIC (the “Amendment Documents”). The purpose of the Amendment Documents was to modify our term loan, including the payments and interest terms thereof (see “Short and Long Term Debt Sources” below for details on the amendments to our loan agreement). However, our revised loan agreement requires that we maintain an equity level described in the revised agreement which is set at $7 million. With our current lack of sales and our high fixed costs structure we have fallen below the $7 million threshold in our first quarter of fiscal year 2011. Effective February 1, 2011, we entered into an agreement with MLIC to reduce the equity level threshold to $5 million.
Our liquidity issues raise doubt about whether we will continue as a going concern. We are uncertain how often we will be able to operate the plant, or if we will be able to operate at all, during the next quarter. Because the biodiesel tax credit was only recently reinstated and extended, we are still not certain if this measure will be enough to re-stimulate the biodiesel market. Our operations will depend largely on whether the reinstatement of the biodiesel tax credit is sufficient to stimulate demand, if WMG is able to obtain contracts for our biodiesel and continued forbearances by our lender.
Results of Operations for the Three Months Ended December 31, 2010 and 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended December 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	December 31, 2010 (Unaudited)		December 31, 2009 (Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$70,426	100.0%	$8,643,219	100.0%

Cost of Goods Sold	1,022,490	1,451.9%	8,765,323	101.4%

Gross (Loss)	(952,064)	(1,351.9%)	(122,104)	(1.4%)

Operating Expenses	105,363	149.6%	360,317	4.2%

Operating (Loss)	(1,057,427)	(1,501.5%)	(482,421)	(5.6%)

Other Income	96,152	136.5%	391,182	4.5%

Interest Expense	(549,716)	(780.6%)	(303,565)	(3.5%)

Net (Loss)	(1,510,991)	(2,145.5%)	(394,804)	(4.6%)
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

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended December 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$58,214	82.7%	$8,469,443	97.9%
Glycerin Sales	12,212	17.3%	116,999	1.4%
Fatty Acid and Soapstock Sales	—	—	56,777	0.7%

Total Sales Revenue	$70,426	100.0%	$8,643,219	100.0%

Revenues from sales for the three months ended December 31, 2010 totaled $70,426 compared with $8,643,219 for the three months ended December 31, 2009. We received no funds from federal government incentive programs during the three months ended December 31, 2010, whereas we received $187,632 in incentives from the federal government based on our sale of biodiesel during the three months ended December 31, 2009.
Total revenues were lower for the three months ended December 31, 2010, compared to the same period in 2009, due to a significant decrease in biodiesel demand, our lack of biodiesel production and the lack of federal incentives received as a result of our lowered biodiesel production. The decrease in biodiesel demand has affected the biodiesel industry throughout the past several quarters, which is likely attributable to the United States’ current economic downturn and credit crisis, the unfavorable economic conditions prevailing across the globe generally, and the lack of the biodiesel tax credit during most of 2010. Our biodiesel sale prices during the quarter ended December 31, 2010 were higher than the biodiesel prices we experienced in the same period in 2009. The average biodiesel sale price we received for the quarter ended December 31, 2010 was approximately 16% higher than our average biodiesel sale price for the comparable period in 2009. We also sold 93% less glycerin for the three months ended December 31, 2010 as compared to the same period ended December 31, 2009. We sold 100% less fatty acids and soapstock during the period ended December 31, 2010 than we did in the comparable period in 2009. We sold our glycerin during the period ended December 31, 2010 at prices that averaged approximately 89% higher than we sold our glycerin and fatty acids during the same period in 2009.
Diesel fuel prices per gallon have historically remained at levels below or equal to the price of biodiesel. For example, the price for B99.9 soy biodiesel in Iowa was approximately $3.82 per gallon for the day of February 9, 2011, according to the Iowa Department of Transportation’s Average Fuel Prices Report. However, according to the same report, Iowa diesel fuel prices as of February 9, 2011 averaged approximately $2.82 per gallon, which is significantly lower than the price per gallon for B99.9 biodiesel. The premium of biodiesel sales prices over diesel sales prices have caused a reduction in the demand for biodiesel. However, 2011 RINS have been trading at approximately $1 per RIN, as RIN generators attempt to meet their RFS requirements. This $1 RIN value equates to approximately $1.50 per gallon of biodiesel and when this is used in conjunction with the $1 per gallon biodiesel tax credit, can result in biodiesel pricing coming below diesel fuel prices. So long as RINS continue to trade at these values, management anticipates increased demand for biodiesel. Management expects that any further drop in biodiesel prices, without a corresponding decrease in the cost of feedstock and other inputs, will cause the profit margin on each gallon of biodiesel produced to shrink further, or all together, which could result in significant losses. Due to the volatility of the global economic conditions and commodities markets, it is uncertain whether biodiesel prices and input costs will rebound to the higher prices experienced in the summer of 2008.
We also believe that the U.S. and global economic downturn and the financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of bailout plans may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements are no less stringent than during the height of the recession. Commodity markets remain volatile. While the U.S. economy slowly climbs out of the recession, as evidenced by improvements in unemployment rates and retail sales this last quarter, we expect the above negative conditions may cause continued stagnation in biodiesel demand. It is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future.

Through our marketer, WMG, we expect that a portion of our biodiesel may be sold abroad to international markets, particularly Canada. In some instances, we believe that international biodiesel sales may return greater profits than domestic biodiesel sales. However, demand for international sales have been greatly reduced as a result of anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009, that the tariffs would be extended through 2014. According to the May 2009 issue of The Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. Because of these tariffs, we do not anticipate sales to Europe.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The Biodiesel Magazine website estimates that current total biodiesel production capacity of existing plants as of January 27, 2011 was about 2.83 billion gallons per year, which is up from approximately 1.92 billion gallons per year as of September 2007. The Biodiesel Magazine website also estimates that plants under construction and expansion as of January 27, 2011 could add another 386 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.22 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 545 million gallons of biodiesel were produced in 2009. According to Reuters, 2010 production decreased by 20%, posting only fifty percent (50%) of the 2008 biodiesel output. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
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
The American Jobs Creation Act of 2004 originally created the biodiesel blender’s excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the biodiesel tax credit, it provided a tax credit of $1.00 per gallon for biodiesel. The biodiesel credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the biodiesel tax credit was to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. According to the American Soybean Association, the credit makes biodiesel more competitive with petroleum diesel; without it, biodiesel becomes more expensive than regular diesel. The biodiesel tax credit also streamlined the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The biodiesel credit expired on December 31, 2009. Only in December 2010 was the biodiesel tax credit reinstated retroactively for 2010 and extended through December 31, 2011. Due to the recent nature of this change, it remains uncertain whether a one-year extension of the biodiesel tax credit will be sufficient to stimulate biodiesel demand. Moreover, we do not anticipate benefitting much from the retroactive application of the biodiesel tax credit in 2010, because of our limited number of sales during our 2010 fiscal year.

The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022 (RFS2). The RFS2 requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The RFS2 further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS2 program in 2009 would continue to be applicable to producers and importers of gasoline only. This meant that the 500 million gallons of biomass-based diesel required by the RFS2 did not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program did not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 0.65 billion gallons with the 2009 biomass-based diesel requirement of 0.5 billion gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year. In November 2010, the EPA released 2011 volume requirements. The 2011 requirements are 1.20 billion gallons and the use of 800 million gallons of biomass-biodiesel during the 2011 compliance year. We anticipate that there will again be a roll-over of some of the 2010 requirement into 2011 and also that some of the cellulosic requirements that cannot be achieved due to lack of technology may be allowed to be filled by biodiesel. Thus, we anticipate that biodiesel requirements under the 2011 RFS2 may exceed the standard 800 million gallon requirement. According to The Biodiesel Magazine website, cellulosic biofuel and biomass-based diesel consumed beyond the 2011 minimum thresholds will be credited towards the advanced biofuel and total renewable fuel volume requirements.
The RFS2 program recently gained additional certainty when on December 21, 2010 a lawsuit challenging the RFS2 regulations was dismissed. We anticipate that the RFS2 may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance demand for biodiesel will be increased by the RFS2. As of January 27, 2011, The Biodiesel Magazine website estimated that national biodiesel production capacity was approximately 2.83 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate. Accordingly, there is no guarantee that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that the expanded RFS2 will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS2 requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap. Furthermore, we have not yet significantly benefited from RFS2 because the biodiesel tax credit was expired when the final RFS2 regulations were released. Because the biodiesel tax credit was only recently reinstated and extended, we are still not certain if this measure will be enough to re-stimulate the biodiesel market.
One advantage biodiesel has in the petroleum diesel market is the marketability and value of RINS. The RFS2 system is enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable producers (“RIN generators”), as well as any party that procures or trades renewable identification numbers, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS2 program may be subject to civil penalties for each day of each violation. For example, a failure to acquire sufficient RINS to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS2 program goals are not compromised by illegal conduct in the creation and transfer of RINS. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS2. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS2 compliance) and assigned biodiesel an equivalence value of 1.5, such that each gallon of biodiesel used by an obligated party will be equal to one and one-half gallons credit towards its RFS2 compliance. A market has established in the petroleum diesel industry for trading these RINS. Thus, the value of the RIN can sometimes offset higher biodiesel pricing, which can make biodiesel more competitive on the market with petroleum diesel. Currently RINS are trading for approximately $1 per RIN, which equates to $1.50 per gallon of biodiesel and when considered in conjunction with the $1 per gallon biodiesel tax credit, can result in the price of biodiesel coming below the price of diesel.

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
Cost of goods sold for our products for the quarter ended December 31, 2010 was $1,022,490, which is down from $8,765,323 for the three months ended December 31, 2009. This decrease is largely due to our decreased operations. As a percentage of revenues, our cost of goods sold increased to 1,451.9% for the period ended December 31, 2010 from 101.4% for the same period in 2009, due largely to the low sales level in 2010. The level of sales are not sufficient to cover the existing fixed costs, which make up the majority of the overall change between periods.
We have attempted, and will continue to attempt, to utilize less costly feedstock alternatives to soybean oil to the greatest extent possible in order to return the greatest profit margins possible on our biodiesel sales. During the three months ended December 31, 2010 none of our biodiesel was produced from animal fat, compared to 14% during the same period in 2009. The sales during our first quarter were from existing inventories, so we do not have comparable feedstock prices.
Soybean oil prices have been extremely volatile, reaching a peak in the summer of 2008. The USDA National Weekly Ag Energy Round-Up Report indicates that as of February 4, 2011, crude soybean oil prices in Iowa are up to approximately 54.58 to 56.28 cents per pound from the price of 31.90 to 35.25 cents per pound for the same week a year ago. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. According to the USDA’s February 10, 2011 Oil Crop Outlook report, preliminary lard and edible tallow prices for January 2011 were 48.50 cents and 50.10 cents per pound, respectively, which is only slightly lower than the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Based on these trends, management anticipates that the cost of animal fat feedstock may decrease for the second quarter of fiscal year 2011, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold. However, management expects that prices may remain volatile throughout fiscal year 2011, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
We experienced no gains or losses during the three months ended December 31, 2010 related to our derivative instruments. For the three months ended December 31, 2009 we had a net loss of $24,862 related to our derivative instruments. This decrease in activity related to derivative instruments is a result of a lack of production of biodiesel and need for hedging activities. We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil and home heating oil. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil in production activities and to manage exposure to changes in biodiesel prices. We enter into home heating oil hedges that are specifically related to our biodiesel contracts that have the price set based on the Chicago spot market price for home heating oil. These home heating oil hedges may result in us having to pay margin calls until we are paid under the related biodiesel contract, but will ultimately allow us to lock in our profit margin and be offset by higher-priced biodiesel sales. Because of the way we report our derivatives for accounting purposes, the fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil and home heating oil fluctuates, the value of our derivative instruments are impacted, which affects our financial performance. For more information on how we record our derivative instruments, see “Critical Accounting Estimates — Derivative Instruments and Hedging Activities” below. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.

Operating Expenses
Operating expenses have reduced to $105,363 for the three months ended December 31, 2010 compared to $360,317 for the same period in 2009. In an attempt to reduce costs, we have cut back on operating expenses where possible. The decrease in operating expenses as a percentage of revenues is primarily due to our reduced operations. We expect that our operating expenses for fiscal 2011 will remain fairly consistent if the plant remains idle.
Other Income (Expenses)
Our other income and expenses for the three months ended December 31, 2010 was interest expense of $549,716 and other income of $96,152, compared to $303,565 interest expense and $391,182 other income respectively for the three months ended December 31, 2009. The decrease in other income was a result of our 2010 recognition of $100,000 of debt forgiveness income on our forgivable loan, our receipt of approximately $280,000 in Advanced BioFuels Producer Credit funds and a $72,471 grant from Kirkwood Community College and our decreased production levels in our 2010 fiscal year and the first quarter of our 2011 fiscal year. The interest expense represents interest and amortization costs. The increase in interest expense was primarily the result of an increase in our outstanding borrowings and our average interest rates. Our interest rate increased as a part of our forbearance agreement under our Loan Agreement.
Changes in Financial Condition for the Three Months Ended December 31, 2010
The following table highlights the changes in our financial condition:

	December 31, 2010	September 30, 2010
Current Assets	$937,928	$1,233,887
Total Assets	$34,243,239	$35,678,661
Current Liabilities	$27,844,905	$27,769,336
Members’ Equity	$6,398,334	$7,909,325
Current Assets
Current assets totaled $937,928 at December 31, 2010 down from $1,233,887 at September 30, 2010. The decrease during this period is in part due to lower inventory levels from the reduction in production caused by the decrease in demand for biodiesel and due to lower cash due to losses.
Current Liabilities
Total current liabilities totaled $27,844,905 at December 31, 2010, up slightly from $27,769,336 at September 30, 2010. The increase of $75,569 during this period resulted from increased accounts payables and accrued expenses with accrued interest expense on the term debt.
Members’ Equity
Total members’ equity as of December 31, 2010 was $6,398,334, down from $7,909,325 as of September 30, 2010. The decrease in total members’ equity is a result of the loss recognized during the period. The loss is the result of the low level of sales experienced in fiscal year 2011 and the lower sales price received for the Company product sold. The low level has resulted in an inability to cover the fixed costs and interest expense incurred annually by us.
Liquidity and Capital Resources
Cash Flow from Operating Activities
Net cash flow used in operating activities for the three months ended December 31, 2010 totaled $509,519, compared to cash flow provided in operating activities of $2,450,891 for the three months ended December 31, 2009. This was due to the increased loss incurred in fiscal year 2011 compared to prior fiscal year, the overall decline in working capital components and the decline in sales.

Cash Flow used in Investing Activities
Net cash flow provided by investing activities for the three months ended December 31, 2010 totaled $359,233, which was related primarily to decreases in restricted cash.
Cash Flow provided by (used in) Financing Activities
Net cash used in financing activities for the three months ended December 31, 2010 totaled $23,062 which was all a result of payments on our long-term debt.
Short-Term and Long-Term Debt Sources
In October 2006, we closed on our $34,715,000 debt financing with Marshall Bankfirst (Bankfirst). The financing with Bankfirst provided for a $29,715,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. Our construction loan converted to a term loan in February 2008. MLIC has succeeded as lender under the term loan.
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
On September 2, 2010, we executed a Third Amendment and Note Modification with MLIC (the “Amendment Documents”). Under the Amendment Documents MLIC has agreed to forbear exercising its remedies under the tem loan and to waive our compliance with certain covenants and rations through February 1, 2011. We have agreed to pay MLIC all accrued interest monthly through February 1, 2011. During each month between October 1, 2010 and February 1, 2011 we have agreed to pay MLIC all accrued interest. Effective February 1, 2011, we entered into an additional Amendment and Note Modification with MLIC to extend this forbearance through January 2, 2012.
Beginning on March 1, 2011, regular monthly principal and interest (which increased to 6% over LIBOR for the first six months, subject to adjustment every six months thereafter based on our leverage ratio) payments based upon the remaining term of the original amortization period of ten years shall resume in accordance with the original terms of the term loan. Beginning on March 1, 2011, we shall also pay the accrued interest on the principal payments that have been deferred until such deferred payments have been paid in full. On September 5, 2011, the principal payments that were otherwise due on August 1, 2010 through December 1, 2010 shall be due and payable. In addition, on September 5, 2011, the remaining unpaid principal balance of the term loan, together with all accrued but unpaid interest, shall be due and payable in full. Effective February 1, 2011, we entered into an additional Amendment and Note Modification with MLIC to extend the maturity date of the note through January 2, 2012.
Also on September 1, 2010, we entered into a loan agreement and related documents for a $6,000,000 revolving line of credit with MLIC as the lead lender (the “Line of Credit”). The funds from the Line of Credit will be used for the production of biodiesel at our plant and up to $400,000 of the funds may be used by us for risk management to hedge biodiesel. Any funds disbursed to us under the Line of Credit shall be repaid to MLIC, along with interest, by May 31, 2011. Interest under the loan shall be variable, based on 12% above the current thirty (30) day LIBOR rate. As of December 31, 2010 the Company has borrowed no money against the Line of Credit. Effective February 1, 2011, we entered into an additional Amendment to the Line of Credit with MLIC to extend the due date of the Line of Credit through January 2, 2012.

In addition, we are required to maintain certain financial ratios and covenants, including, but not limited to: net tangible worth of $7 million; and we agreed not to purchase or redeem our units, declare or pay any dividends, except dividends payable solely in units, make any distributions to members or set aside any funds for any such purpose, without the prior written approval of the MLIC. With our current sales experience and our high fixed costs structure we have fallen below the $7 million threshold in our first quarter of fiscal year 2011. Effective February 1, 2011, we entered into an agreement with MLIC to reduce the equity level threshold to $5 million.
Grants and Government Programs
We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program. One hundred thousand dollars of the loan is forgivable (and has since been forgiven) and the remaining $300,000 of principal amount does not bear interest. We recently requested and were granted a six-month waiver on payments. This waiver will begin in January 2011 and as a result of this waiver, interest will be at 6.0% when we again begin making payments. The balance at December 31, 2010 was $55,000.
In addition, on May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less). Interest on the loan amount is at 3.67% per year for five (5) years and we made our first payment under this loan in December 2008. The balance at December 31, 2010 was $68,978.
Distribution to Unit Holders
As of December 31, 2010, the board of directors of the Company had not paid any distributions.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.
Revenue Recognition
Revenue from the production of biodiesel and glycerin is recorded when title transfers to customers. Biodiesel and glycerin are generally shipped FOB from the plant.
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
Our management, including our Chief Executive Officer (the principal executive officer), Michael Bohannan, along with our Chief Financial Officer (the principal financial officer), J. William Pim, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
In February 2009, we gave notice to REG that it had breached the management and operational services agreement (MOSA) in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, we delivered our Statement of Claims to REG and the selected arbitrator alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. On or about December 16, 2009, we responded to the counterclaims. The parties have selected Wayne Mark as the arbiter and a scheduling order has been entered. The parties have exchanged and provided initial responses to written discovery and other discovery matters continue. The arbitration is set for August 22, 2011 through September 2, 2011 in Des Moines, Iowa.

Item 1A.	Risk Factors.
The Company is not required to include this information due to its status as a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the three months ended December 31, 2010. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended December 31, 2010.

Item 3.	Defaults Upon Senior Securities.
As of December 31, 2010, we were not in compliance with our Loan Agreement. We were required under our Loan Agreement to maintain certain financial ratios and covenants, including, but not limited to: net tangible worth of $7 million; and we agreed not to purchase or redeem our units, declare or pay any dividends, except dividends payable solely in units, make any distributions to members or set aside any funds for any such purpose, without the prior written approval of the MLIC. With our current sales experience and our high fixed costs structure we have fallen below the $7 million threshold in our first quarter of fiscal year 2011. However, effective February 1, 2011, we entered into an agreement with MLIC to reduce the equity level threshold to $5 million. Without this modification, we would have been in default under our Loan Agreement.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
The Company’s 2011 annual meeting of members will be held on Saturday, May 7, 2011 at the Knights of Columbus Hall, 606 W. 3rd Street, Washington, Iowa. Registration for the meeting will begin at 12:00 p.m. The 2011 Annual Meeting will commence at approximately 1:00 p.m. The purposes of the meeting are to: (1) Elect two (2) Group I Directors to our Board of Directors; (2) Member approval to the appointment of Larry Rippey to complete a Group II director term until the 2012 Annual Meeting; (3) Member approval to the appointment of Steven Powell to complete a Group III director term until the 2013 Annual Meeting; and (4) Transact such other business as may properly come before the 2011 Annual Meeting or any adjournments thereof.
Because the 2011 annual meeting date has changed by more than thirty (30) days from the date disclosed in our 2010 annual meeting proxy statement, the deadline for submitting shareholder proposals is March 8, 2011, with any shareholder proposals received after such date considered untimely. The deadline for director nominations is also March 8, 2011.

Item 6.	Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

10.1	First Addendum to Loan Agreement between MLIC Asset Holdings LLC, Federation Bank and Washington State Bank and Iowa Renewable Energy, LLC dated February 1, 2011.	*

10.2	Second Addendum to Third Amendment to Construction-Term Loan Agreement between MLIC Asset Holdings LLC, successor-in-interest to Outsource Services Management, LLC, successor-in-interest to the Federal Deposit Insurance Corporation as receiver of BankFirst and Iowa Renewable Energy, LLC dated February 1, 2011.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC
Date: February 14, 2011	/s/ Michael Bohannan
Michael Bohannan
Chairman and President

Date: February 14, 2011	/s/ J. William Pim
J. William Pim
Chief Financial Officer