Form 10-Q
period 2011-03-31
Iowa Renewable Energy, LLC
filed 2011-05-16
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-52428

IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3386000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 East 7th Street, P.O. Box 2, Washington, Iowa 52353
(Address of principal executive offices)

(319) 653-2890
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 16, 2011, there were 26,331 membership units outstanding.

PART I.        FINANCIAL INFORMATION
Item 1.    Financial Statements
IOWA RENEWABLE ENERGY, LLC
UNAUDITED BALANCE SHEETS

ASSETS	March 31, 2011	September 30, 2010

Current Assets
Cash and cash equivalents	$271,061	$479,309
Due from broker	—	310,390
Accounts receivable (net of reserve)	58,376	—
Inventory	7,156,330	372,547
Prepaid and other assets	57,354	71,641
	7,543,121	1,233,887
Property and Equipment
Land	420,000	420,000
Plant and processing equipment	40,719,594	40,742,442
Office building, furniture and fixtures	627,916	588,965
Equipment and vehicles	240,216	240,241
	42,007,726	41,991,648
Accumulated depreciation	(9,929,527)	(8,615,336)
	32,078,199	33,376,312

Other Assets
Cash, restricted by loan agreement	1,239	730,288
Financing costs, net	114,432	338,174
	115,671	1,068,462
Total Assets	$39,736,991	$35,678,661

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$27,434,667	$27,457,729
Revolving line of credit	5,313,667	—
Deferred revenue	1,672,325	—
Accounts payable and accrued expenses	701,639	311,607
Total current liabilities	35,122,298	27,769,336

Long-Term Debt	—	—

Commitments

Members' Equity
Members' contributions, net of issuance costs, units outstanding March 31, 2011 and September 30, 2010 26,331	23,165,422	23,165,422
Accumulated (deficit)	(18,550,729)	(15,256,097)
	4,614,693	7,909,325
Total Liabilities and Members' Equity	$39,736,991	$35,678,661

See Notes to Financial Statements

IOWA RENEWABLE ENERGY, LLC
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Revenues:
Sales	$58,376	$352,142	$128,802	$8,807,729
Federal incentives	—	—	—	187,632
	58,376	352,142	128,802	8,995,361

Cost of Sales	1,028,498	1,233,148	2,049,988	9,998,471

Gross (Loss)	(970,122)	(881,006)	(1,921,186)	(1,003,110)

Operating Expenses
General and administrative	171,234	217,135	267,097	567,952
Depreciation	11,420	9,500	20,920	19,000
	182,654	226,635	288,017	586,952

(Loss) before other income (expense)	(1,152,776)	(1,107,641)	(2,209,203)	(1,590,062)

Other Income (Expense)
Other income	508	4,599	96,660	395,781
Interest expense	(632,372)	(255,545)	(1,182,089)	(559,110)
	(631,864)	(250,946)	(1,085,429)	(163,329)

Net (Loss)	$(1,784,640)	$(1,358,587)	$(3,294,632)	$(1,753,391)

Weight Average Units Outstanding	26,331	26,331	26,331	26,331

Net (Loss) Per Unit - basic and diluted	$(67.78)	$(51.60)	$(125.12)	$(66.59)

See Notes to Financial Statements

IOWA RENEWABLE ENERGY, LLC
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities
Net (loss)	$(3,294,632)	$(1,753,391)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,314,191	1,325,004
Amortization	223,742	50,861
Unrealized (gain) loss on derivative financial instruments	—	(40,402)
Change in working capital components:
Decrease in due from broker	310,390	140,851
(Increase) decrease in accounts receivable	(58,376)	1,231,258
(Increase) decrease in inventory	(6,783,783)	2,689,665
Decrease in prepaids and other assets	14,287	95,153
Increase in deferred revenue	1,672,325	—
Increase (decrease) in accounts payable and accrued expenses	390,032	(571,650)
Net cash provided by (used in) operating activities	(6,211,824)	3,167,349

Cash Flows from Investing Activities
Purchase of property and equipment	(16,078)	—
(Increase) decrease in restricted cash	729,049	(295,736)
Net cash provided by (used in) investing activities	712,971	(295,736)

Cash Flows from Financing Activity
Proceeds from revolving line of credit	5,313,667	—
Payment on long-term borrowings	(23,062)	(1,984,602)
Net cash provided by (used in) financing activities	5,290,605	(1,984,602)

Net increase (decrease) in cash and cash equivalents	(208,248)	887,011

Cash and cash equivalents:
Beginning	479,309	649,297
Ending	$271,061	$1,536,308

Supplemental Disclosure of Cash Flow Information, cash payments for interest	$896,065	$510,957

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

Note 1.        Nature of Business and Significant Accounting Policies

Nature of business:

Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a biodiesel manufacturing plant with an annual capacity of 30 million gallons. The Company was in the development stage until July 2007, when it commenced operations. See Note 7 for discussion of management's plans for current operations.

Basis of presentation:

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2010 included in the Company's Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company's results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Concentrations of credit risk: The Company's cash balances are maintained in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted cash: Includes deposits to custodial accounts held by our lender. Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into an account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000. As part of the Line of credit agreement, discussed in Note 4 below, the Lenders will defer principal payments and pull interest payments from the debt service reserve. The lenders began taking interest payments from the debt service reserve in June of 2010. The balance in the debt service reserve at March 31, 2011 is $623 while the Capital Improvements reserve stands at $611. As part of the forbearance agreement with our lending banks, IRE was allowed to make term interest payments from the debt service reserve and capital improvements. The final interest draw from the accounts occurred on March 1, 2011 leaving the account balances at their current levels.

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. All outstanding accounts receivable are believed to be collectible and therefore there was no allowance for doubtful accounts as of March 31, 2011.

The Company's policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at March 31, 2011 or September 30, 2010.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following:

	March 31, 2011	September 30, 2010
Raw materal	$2,673,434	$111,951
Finished goods	4,482,895	260,596
	$7,156,330	$372,547

Organizational costs and startup costs: The Company expenses all organizational and startup costs as incurred.

Property and equipment: Property and equipment is stated at cost. Depreciation of such amounts commenced when the plant began operations. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	10 - 20
Office building	10 - 20
Office equipment	3 - 7
Other equipment	3- 7

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future undiscounted cash flows are less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the three or six months ended March 31, 2011 or 2010.

Financing costs: Deferred financing costs associated with the construction and revolving loans and the $34,715,000 construction loan (Note 4) include expenditures directly related to securing debt financing. These costs are being amortized using the effective interest method over the 6-year term of the related debt agreement. Deferred financing costs associated with the Company's line of credit are being amortized using the effective interest method over the 6 month term of the related agreement. Accumulated amortization as of March 31, 2011 and September 30, 2010 was $521,329 and $418,586, respectively.

Derivative instruments: The Company periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Accounting Standards Codification (ASC) Topic No. 815, Derivatives and Hedging. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The following amounts have been included in cost of goods sold for the three and six month periods ended March 31, 2011 and 2010:

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010

Realized (gain) loss	$—	$3,094	$—	$70,560
Change in unrealized (gain) loss	—	2,202	—	(40,402)
Net (gain) loss	$—	$5,296	$—	$30,158

Revenue recognition and deferred revenue: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned. Cash received in advance of providing product is recorded as deferred revenue.

Federal incentive payments and receivables: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The Federal Blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. No 2010 sales after the first quarter and no 2011 sales included the Federal Blenders Incentive.

Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and six month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended 3/31/11		Three Months Ended 3/31/10		Six Months Ended 3/31/11		Six Months Ended 3/31/10
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Precentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$44,718	4.35%	$244,260	19.95%	$154,026	7.51%	$7,747,588	77.47%
Plant wages and salaries	154,494	15.02	96,133	7.85	235,999	11.51	230,101	2.30
Utilities and waste disposal	98,579	9.58	205,871	16.81	160,212	7.82	346,959	3.47
Fees-procurement, operation mgmt	—	—	—	—	—	—	34,250	0.34
Loss on derivative financial instruments	—	—	5,296	0.43	—	—	30,157	0.30
Depreciation	644,496	62.66	653,001	53.33	1,293,272	63.09	1,325,004	13.25
Maintenance, supplies and other expenses	86,211	8.38	19,872	1.62	206,479	10.07	286,860	2.87
Total cost of revenue/sales	$1,028,498	100.00%	$1,224,433	100.00%	$2,049,988	100.00%	$10,000,919	100.00%

Shipping and handling costs: Shipping and handling costs are expensed as incurred and are included in the cost of sales.

Income taxes: The Company is organized as a limited liability company which is accounted for like a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company's earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

(Loss) per unit: Loss per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

Note 2.        Major Customer and Related Party

Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG makes efforts to market and sell all of the biodiesel produced. There were no sales to REG for the three and six month periods ended March 31, 2011. Sales to REG for the three and six month periods ended March 31, 2010 were approximately $350,000 and $9 million. There were no related accounts receivable from REG as of March 31, 2011 or September 30, 2010.

Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feedstocks and chemical inputs necessary for production and to manage operations.

Fees under this agreement are based on the number of biodiesel gallons produced and in addition the agreement provides for payment of a yearly bonus based on the Company's net income. There were no fees expensed under the agreement for the three and six month periods ended March 31, 2011. The total fees expensed under the agreement for the three and six month periods ended March 31, 2010 were none and $130,152, respectively.

On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreements expired on June 30, 2010.

On January 29, 2010, the Company and WMG Services LLC (WMG) entered into a Management Services Agreement (Agreement). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for the Company in exchange for a monthly asset utilization fee and a monthly performance fee. These fees are determined on a sliding fee scale tied to production. The Agreement commenced July 1, 2010 (Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement within thirty (30) days after receipt of notice of the breach, or for a change of control. Through March 31, 2011 the Company did not incur any expenses under this agreement.

Note 3.        Members' Equity

The Company was formed on April 14, 2005 to have a perpetual life. The Company has one class of membership unit with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. Income and losses are allocated to all members in proportion to units held.

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

In November 2006 the directors exercised options for 1,100 units at $500 per unit. 100 units were unexercised and expired. In accordance with the Loan agreement, referenced in Note 4 below, the options funds were used for construction contract obligations prior to the initial draw on the loan in December 2006.

Note 4.        Long-Term Debt and Line of Credit

Long-term debt consists of the following as of March 31, 2011:

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

Note payable to MLIC Asset Holdings, LLC (A)	$27,142,668
Note payable to the Iowa Department of Economic Development (B)	55,000
Note payable to the Iowa Department of Transportation (C)	236,998
$27,434,667

(A)On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” Previously, the note bore interest at prime plus .25% and was due in monthly principal and interest payments of $373,000. The loan is secured by substantially all assets of the Company. The Company violated the debt covenants and on April 2, 2009 received a written notice of default from the Lender. The Lender has agreed until January 2, 2012 to allow the Company to defer principal payments on the term debt, interest payments related to the term loan will be charged against the debt service reserve fund, and the Company has been granted a forbearance on the covenant requirements of the term loan, specifically, section 5.02 (m)-(q). In place of the covenants, the Company has additional reporting requirements which accelerate their monthly reporting and provide additional cash flow information to the lender. While this does represent additional external reporting, the information provided is data that is currently captured and reported internally. The forbearance also increases the interest rate to 6.0% plus the one month LIBOR rate in effect two New York Banking Days prior to the beginning of each calendar month (6.25% as of March 31, 2011). New York Banking Days is defined as any day other than Saturday or Sunday that a commercial bank is open for business in New York, New York. The LIBOR margin will be adjusted every six months based on a schedule set in the agreement based on the Company's leverage ratio at that time.

Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. (See Note 1 for modification.)

Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into a custodial account held by the Lender. The funds will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000.

Sinking fund: Commencing one month after the conversion date, one-third of all monthly projected EBITDA shall be applied to reduce loan principal. At the point the outstanding principal loan balance is reduced to $20,182,750 no additional sinking fund deposits will be required.

(B)The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of March 31, 2011 and September 30, 2010 of $55,000 and $65,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan was forgiven during the quarter ended December 31, 2009 as the Company met the employment and production criteria defined in the agreement. The forgiveness was included in other income on the statement of operations. On November 18, 2010 the Company requested from the IDED a deferral of payments for the period January 1, 2011 through June 30, 2011. On December 16, 2010 the IDED board approved the IRE deferral request with the requirement of a 6.0% interest accrual on the loan for that period. Additionally, in March 2011 the IDED board approved an extension of this agreement through March 2012.

(C)The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at March 31, 2011 and September 30, 2010 was $68,998 and $82,061, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and is not subordinate to the $34,715,000 of financial instrument debt. The $168,000 grant is forgivable upon completion of the loan agreement.

On September 2, 2010 the Company entered into a short-term line of credit where MLIC Asset Holdings, LLC, Federation Bank, and Washington State Bank will provide up to a $6.0 million revolving line of credit to be used for the purchase of raw materials. At March 31, 2011, $5,313,667 is outstanding on this line of credit. The line of credit matures on January 2, 2012. At the maturity date any unpaid principal and accrued interest of the line of credit must be paid. The interest rate to be charged on the line of credit

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

will be an annual rate equal to 12.0% plus the one month LIBOR rate in effect two New York Banking Days prior to the beginning of each calendar month. New York Banking Days is defined as any day other than Saturday or Sunday that a commercial bank is open for business in New York, New York.

Note 5.        Legal Proceedings

In February 2009, the Company gave notice to REG that it had breached the Management and Operational Services Agreement (MOSA) in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, the Company gave notice to REG that the Company intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, the Company delivered its Statement of Claims to REG and the selected arbiter alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims of approximately $210,000 for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. The parties have entered a scheduling order setting the date of arbitration for August 22, 2011 through September 2, 2011 in Des Moines, Iowa. The Company believes that the likelihood of a loss on REG's counterclaims is remote and no liability has been recorded for this matter.

Note 6.        Lease Commitment and Other Contingencies

The Company leases a copier under a long-term operating lease that will expire in January 2016. The lease requires payments of $237 per month plus applicable taxes, therefore minimum lease payments under this operating lease for future years is $13,746 as of March 31, 2011.

The European Union is currently leveling tariffs on biofuels exported from the United States due to subsidies paid on biofuels. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If any governmental supports are modified or permanently removed and decreased demand for the Company's biodiesel results, its profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders' tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders' tax credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010.

Note 7.        Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2011, the Company has generated accumulated losses of $18,550,729, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company's lender currently contain covenants that require a minimum ratio of current assets to current liabilities (working capital ratio), minimum debt coverage, fixed charge coverage ratios and a minimum level of equity. The Company is not in compliance with certain of these covenants at March 31, 2011 and it is projected that the Company will fail to comply with one or more of the loan covenants throughout fiscal 2011. Failure to comply with these loan covenants constitutes an event of default under the Company's loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. Furthermore, the loan agreements have been amended such that all principal and interest is due and payable no later than January 2, 2012 and there is no assurance that the Company will be able to secure financing at that time. These issues raise doubt about whether the Company will continue as a going concern.

Beginning January 1, 2010, following the expiration of the Federal Blender's Credit, the Company went into a “warm shut down” status. In this status, the Company maintained a minimal crew and has used the period to perform maintenance on the plant while selling remaining inventory on the “spot market.” The warm shut down allowed the Company to reduce expenses and preserve cash; however the low sales level has not covered the reduced cost. The Company has recently recommenced production of biodiesel and is hopeful that this will allow the Company to come into compliance with its loan covenants. As of May 16, 2011, the Company currently has orders totaling $18.9 million for biodiesel to be delivered in the quarter ending June 30, 2011 and $16.7 million during the quarter ending September 30, 2011. The Company's ability to continue as a going concern is dependent on the Company's ability to comply with the loan covenants, the lender's willingness to waive any noncompliance with such

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

covenants and the Company's ability to refinance the debt at its maturity date of January 2, 2012. As discussed in Note 4 above, the Company has secured an operating line of credit for $6.0 million. The line of credit is restricted to the purchase of raw materials to be used in the production of biodiesel with a small set aside that can be used for hedging activities. In addition to the line of credit, the Company has secured from its lender forbearance through January 2, 2012 from exercising their remedies under the term loan document with regard to the existing defaults.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Iowa Renewable Energy, LLC (referred to in this report as "the Company," "we," "us," or "IRE") prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2011. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010.

Forward Looking Statements

This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Failure to comply with loan covenants contained in our financing agreements;

•	Our ability to continue to export our biodiesel;

•	The continued imposition of tariffs or other duties on biodiesel imported into Europe;

•	Continuing decrease in the demand for biodiesel;

•	WMG Services, LLC's (“WMG”) ability to market our product and procure feedstock;

•	Actual biodiesel and glycerin production varying from expectations;

•	Economic consequences of the domestic and global economic downturn;

•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, natural gas and methanol;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

◦	national, state or local energy policy;

◦	federal and state biodiesel tax incentives;

◦	the RFS or other legislation mandating the use of biodiesel or other lubricity additives; or

◦	environmental laws and regulations that apply to our plant operations and their enforcement;

•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum and diesel prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Competition with other manufacturers in the biodiesel industry;

•	Our ability to generate free cash flow to invest in our business and service our debt (and the flexibility of our lender in regards to our debt);

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives;

•	Our ability to generate profits; and

•	Other factors described elsewhere in this report.

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

Overview

We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007 with only minor temporary shut downs for maintenance and a weather-related power outage. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy biodiesel sales contracts and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. We did not operate the biodiesel plant during our first quarter of our 2011 fiscal year, however, we commenced operations at the end of the second quarter of our 2011 fiscal year to produce biodiesel for delivery in future months. As of May 16, 2011, we have orders totaling $18.9 million of biodiesel to be delivered in the quarter ending June 30, 2011 and $16.7 million in the quarter ending September 30, 2011. We did not have any biodiesel sales until the beginning of the third quarter of our 2011 fiscal year.

Through March 31, 2011, we have generated accumulated losses of approximately $18.6 million. We have continued to experience difficulty maintaining our compliance with our loan agreements with MLIC Asset Holdings, LLC, ("MLIC") our primary lender. We have experienced difficulty with our equity level threshold requirement during our 2011 fiscal year. As a result, effective February 1, 2011, we entered into an agreement with MLIC to reduce the equity level threshold to $5 million. However, we are currently in discussions with MLIC to further reduce this equity level threshold as we have continued to experience difficult operating conditions that have negatively impacted our balance sheet. Our compliance with our MLIC loan agreements is described in greater detail below in the section entitled “Short and Long Term Debt Sources.”

We continue to experience liquidity issues which raise doubts regarding our ability to continue to operate the biodiesel plant. While we have recently commenced operating the biodiesel plant and producing biodiesel, we may not be able to operate the plant and produce enough biodiesel to remain profitable in the long-term. Further, with rising raw material costs, we may not be able to continue to produce biodiesel due to market factors that affect the biodiesel industry.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Income Statement Data	Amount	%	Amount	%
Revenue	$58,376	100.0%	$352,142	100.0%
Cost of Goods Sold	1,028,498	1,761.9%	1,233,148	350.2%
Gross (Loss)	(970,122)	(1,661.9)%	(881,006)	(250.2)%
Operating Expenses	182,654	312.9%	226,635	64.4%
Operating (Loss)	(1,152,776)	(1,974.7)%	(1,107,641)	(314.5)%
Other Income	508	0.9%	4,599	1.3%
Interest Expense	(632,372)	(1,083.3)%	(255,545)	(72.6)%
Net (Loss)	$(1,784,640)	(3,057.1)%	$(1,358,587)	(385.8)%

We did not have any biodiesel sales during the first two quarters of our 2011 fiscal year. During the first two quarters of our 2011 fiscal year, we used cash to maintain the biodiesel plant and to prepare to recommence biodiesel sales. During February and March 2011, we incurred costs to restart operations, including purchasing raw materials and labor costs. We have had biodiesel sales during the third quarter of our 2011 fiscal year and we anticipate continuing to operate the biodiesel plant to satisfy current contracts through the remaining quarters of our 2011 fiscal year.

Revenues

Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$—	—%	$299,631	85.09%
Glycerin Sales	—	—%	52,511	14.91%
Fatty Acid and Soapstock Sales	58,376	100.00%	—	—%
Total Sales Revenue	$58,376	100.00%	$352,142	100.00%

Revenues from sales for the three months ended March 31, 2011 totaled $58,376 compared with $352,142 for the three months ended March 31, 2010. We only commenced operating the biodiesel plant at the end of the second quarter of our 2011 fiscal year. Our revenue for the three month period ended March 31, 2011 was primarily due to free fatty acid sales we had due to our recent operation of the biodiesel plant. Subsequent to the end of our second quarter of 2011, we have increased sales of our products due to several biodiesel production contracts we have secured. As a result, we anticipate significantly increased biodiesel sales revenue for the third quarter of our 2011 fiscal year. We received no funds from federal government incentive programs during the three months ended March 31, 2011 and March 31, 2010 because we did not have any qualifying biodiesel sales.

Recently, diesel prices have been increasing due to increased crude oil prices. This has resulted in a positive impact on the price of biodiesel. As a result of these increased biodiesel prices, biodiesel production has become profitable. In addition, since the biodiesel blenders' credit was reintroduced for 2011, we have experienced increased demand for biodiesel which has positively impacted our ability to produce biodiesel. During 2010, the vast majority of the biodiesel production in the United States was shutdown due to uncertainty regarding the biodiesel blenders' credit and the biodiesel use mandate. Pursuant to the Renewable Fuels Standard (RFS), the United States is required to blend 800 million gallons of biodiesel in 2011. This creates a market for biodiesel that may allow us to continue to produce biodiesel throughout 2011. Further, biodiesel may be used to satisfy a portion of the RFS which cannot be met by cellulosic ethanol producers. Biodiesel may also be used to fulfill the RFS in future years provided that demand for ethanol does not increase beyond its current levels due to restrictions on the amount of ethanol that can be blended into the United States gasoline market. All of these factors may lead to increased biodiesel demand and corresponding increases in biodiesel prices. Management believes that many of the 800 million gallons of biodiesel that must be blended during 2011 have not yet been produced. Management anticipates that this will result in increased demand for biodiesel as 2011 continues which is anticipated to positively impact biodiesel prices. As a result, management anticipates that the biodiesel plant will operate for at least the remaining quarters of our 2011 fiscal year. However, the total biodiesel production capacity for the United States, as reported by the National Biodiesel Board, is approximately 2.7 billion gallons of biodiesel per year which is still significantly larger than the RFS for 2011. If this idled biodiesel production capacity were to come back online, it could result in an oversupply of biodiesel in the market.

As a result of the recent increase in demand for biodiesel, we have started entering into contracts to produce biodiesel and have started operating the biodiesel plant. Based on current estimates, management believes that we will produce approximately 9.75 million gallons of biodiesel during the remaining two quarters of our 2011 fiscal year. This represents approximately 33% of our total annual nameplate production capacity. This further represents approximately 65% of the total nameplate available capacity for the final two quarters of the year. Management anticipates continued stronger demand for biodiesel until the winter months of 2011/2012 when biodiesel demand typically falls due to the cold weather performance of biodiesel.

Cost of Goods Sold

Our cost of goods sold for the quarter ended March 31, 2011 was $1,028,498, which is down from $1,233,148 for the three months ended March 31, 2010. This decrease is largely due to our decreased operations. As a percentage of revenues, our cost of goods sold increased significantly for the period ended March 31, 2011 compared to the same period in 2010, due largely to the fact that we had very little revenue during the 2011 period. Our revenue during the three months ended March 31, 2011 was not sufficient to cover our fixed costs.

We experienced no gains or losses during the three months ended March 31, 2011 related to our derivative instruments. For the three months ended March 31, 2010 we had a net loss of $24,862 related to our derivative instruments. We did not have any derivative instrument positions during the three month period ended March 31, 2011 due to our lack of operations and we do not anticipate entering into any derivative instrument positions in the foreseeable future. During times where we enter into derivative instrument positions, we report our derivatives for accounting purposes at their fair value. These derivatives that are accounted for at their fair value are continually subject to change due to changing market conditions. For more information on how we record our derivative instruments, see "Critical Accounting Estimates - Derivative Instruments and Hedging Activities" below.

Operating Expenses

Operating expenses have been reduced to $182,654 for the three months ended March 31, 2011 compared to $226,635 for the same period in 2010. This reduction in operating expenses is due primarily to reduced salary for our office staff as well as cost saving measures we have implemented in order to maintain cash for our operations. We anticipate that our operating expenses will remain relatively stable during our 2011 fiscal year as we continue to try to maintain liquidity for our operations. We do not anticipate adding any additional office staff during our 2011 fiscal year which would increase our operating expenses.

Other Income (Expenses)

Our other income and expenses for the three months ended March 31, 2011 was interest expense of $632,372 and other income of $508, compared to $255,545 interest expense and $4,599 other income respectively for the three months ended March 31, 2010. The interest expense represents interest and amortization costs. The increase in interest expense during the 2011 period was primarily the result of an increase in our outstanding borrowings and our average interest rates. Our interest rates increased as a part of our forbearance agreements with MLIC.

Results of Operations for the Six Months Ended March 31, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2011 and March 31, 2010:

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$128,802	100.0%	$8,995,361	100.0%
Cost of Goods Sold	2,049,988	1,591.6%	9,998,471	111.2%
Gross (Loss)	(1,921,186)	(1,491.6)%	(1,003,110)	(11.2)%
Operating Expenses	288,017	223.6%	586,952	6.5%
Operating Income (Loss)	(2,209,203)	(1,715.2)%	(1,590,062)	(17.7)%
Other Income (Expense)	96,660	75.0%	395,781	4.4%
Interest Expense	(1,182,089)	(917.8)%	(559,110)	(6.2)%
Net Income (Loss)	$(3,294,632)	(2,557.9)%	$(1,753,391)	(19.5)%

Revenues

The following table shows the sources of our revenue for the six months ended March 31, 2011 and March 31, 2010.

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$58,214	45.20%	$8,769,073	97.48%
Glycerin Sales	12,212	9.48%	169,511	1.88%
Fatty Acid and Soapstock Sales	58,376	45.32%	56,777	0.63%
Total Sales Revenue	$128,802	100.00%	$8,995,361	100.00%

Revenues from operations for the six months ended March 31, 2011 totaled $128,802, compared to $8,995,361 for the same period in 2010. The decrease from period to period is primarily due to a significant decrease in biodiesel sales which resulted from decreased biodiesel demand during the 2011 period. Included within our net sales of biodiesel for the 2010 period are incentive funds we received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the six months ended March 31, 2011 was $0 as compared to $187,632 for the six months ended March 31, 2010. This decrease is also due to a decrease in biodiesel sales.

Cost of Goods Sold

Our cost of goods sold was significantly lower for the six months ended March 31, 2011 compared to the same six month period of 2010 due to the fact that we were not operating the biodiesel plant for most of the 2011 period. Our primary cost of goods sold for the 2011 period was the cost of maintaining the biodiesel plant along with the costs of bringing it back into production in February and March 2011.

Operating Expense

Our operating expenses were lower for the six months ended March 31, 2011 compared to the same period of 2010 due to a reduction in office worker salaries and other cost cutting measures we took to preserve as much of our cash as possible. We expect that going forward our operating expenses will remain fairly consistent as we seek to minimize unnecessary expenses.

Interest Expense

Interest expense increased to $1,182,089 for the six months ended March 31, 2011, compared to $559,110 during the same period in 2010. Our interest expense increased due to increased borrowing on our loans and the higher interest rates we are paying on our loans as a result of our forbearance agreements with MLIC.

Changes in Financial Condition for the Six Months Ended March 31, 2011

The following table highlights the changes in our financial condition for the six month period ended March 31, 2011:

	March 31, 2011	September 30, 2010
Current Assets	$7,543,121	$1,233,887
Total Assets	39,736,991	35,678,661
Current Liabilities	35,122,298	27,769,336
Members' Equity	4,614,693	7,909,325

Current Assets

Current assets totaled $7,543,121 at March 31, 2011 up from $1,233,887 at September 30, 2010. This increase in current assets is primarily related to our increased inventory as of March 31, 2011. We commenced operating the biodiesel plant at the end of the second quarter of our 2011 fiscal year, so we had a significant amount of raw material and finished goods inventory at March 31, 2011 compared to very little inventory at September 30, 2010. We had a corresponding increase in current liabilities related to this increase in our inventory due to borrowing on our line of credit related to our raw material purchases.

Current Liabilities

Current liabilities totaled $35,122,298 at March 31, 2011, up from $27,769,336 at September 30, 2010. The increase during this period resulted from increased borrowing on our line of credit and increased accounts payables and accrued expenses. These increases were due to the fact that we restarted operations at the end of our second quarter of our 2011 fiscal year. In addition, we received a prepayment from a customer which is recorded as deferred revenue. We have classified all of our long-term debt as a current liability as of March 31, 2011 due to our uncertainty regarding our ability to continue to operate the biodiesel plant and the fact that pursuant to our forbearance agreements with MLIC, the maturity date of our long-term debt is January 2, 2012.

Members' Equity

Total members' equity as of March 31, 2011 was $4,614,693, down from $7,909,325 as of September 30, 2010. The decrease in total members' equity is a result of the loss we recognized during the six month period ended March 31, 2011. The loss is the result of the low level of sales we have experienced so far in our 2011 fiscal year. The fact that we had minimal biodiesel sales during the first two quarters of our 2011 fiscal year has resulted in an inability to cover the fixed costs of maintaining the biodiesel plant and our interest expense.

Liquidity and Capital Resources

Liquidity and Capital Resources

We have very limited access to liquid assets that we can use to purchase raw materials and operate our plant. Our only sources of liquidity are cash from our operations and our $6 million line of credit with MLIC. There are significant restrictions on our ability to draw funds on our line of credit. This line of credit is almost exclusively used to purchase raw materials to produce biodiesel for established production contracts that our biodiesel marketer secures. However, this $6 million line of credit only allows us to operate the biodiesel plant at approximately 40% capacity due to current high feedstock costs. We do not have sufficient liquid assets in order to operate the biodiesel plant at capacity for the next 12 months. In order to preserve our liquidity, we may be required to reduce plant operations or cease operating altogether at times when we do not have sufficient liquid assets to continue to operate the biodiesel plant. As a result of our liquidity restrictions, our marketer is assisting us in finding toll biodiesel manufacturing contracts or other arrangements that allow us to avoid using significant amounts of cash up front to purchase raw materials so we can operate the biodiesel plant at higher capacities. Management continues to work to maximize the value of our liquid assets so we can continue to operate the biodiesel plant. We do not anticipate making any significant capital expenditures in the near term that are not necessary to continue operating the biodiesel plant.

Cash Flow from Operating Activities

Our operating activities used $6,211,824 in cash for the six month period ended March 31, 2011. During the comparable period of 2010, our operating activities provided us $3,167,349 in cash. The primary difference between the two periods was that we had minimal biodiesel sales during the 2011 period. In addition, during the 2011 period, we were starting to ramp up production so we used a significant amount of cash to purchase raw materials to produce biodiesel.

Cash Flow from Investing Activities

Net cash flow provided by investing activities for the six months ended March 31, 2011 totaled $712,971, which was primarily related to decreases in our restricted cash account. During the comparable period of 2010, we were paying cash into our restricted cash account.

Cash Flow from Financing Activities

Our financing activities provided us a significant amount of cash during the six month period ended March 31, 2011 due to funds we received from our revolving line of credit. Due to our forbearance agreements with MLIC, we did not make any significant payments on our long-term debt during the six month period ended March 31, 2011. During the six month period ended March 31, 2010, our financing activities used a significant amount of cash due to payments we made on our long-term debt. We did not have a line of credit during the six month period ended March 31, 2010.

Short-Term and Long-Term Debt Sources

We have two loans outstanding with our primary lender MLIC, a $6 million revolving line of credit and a term loan which was used to finance the construction and start-up of the biodiesel plant. Recently, we have entered into various amendments and forbearance agreements with respect to our loans with MLIC due to our current financial condition and our violations of various covenants and requirements of our loans. Most recently, effective February 1, 2011, we entered into an additional Amendment and Note Modification with MLIC to extend this forbearance through January 2, 2012. However, we continue to experience difficulty complying with the terms of our MLIC loans. We anticipate requiring an additional change to our loan agreements to reduce our equity covenant from $5 million to $3.5 million due to our continuing difficulty in profitably operating our biodiesel plant.

The term loan was used to finance the construction and start-up operations of our biodiesel plant. Currently, the maturity date of the term loan is January 2, 2012. Interest accrues pursuant to the term loan at a variable rate of 6% above the one month London Interbank Offered Rate (LIBOR). We are required to pay the accrued interest on the term loan through January 2, 2012. On January 2, 2012, we are required to repay the outstanding principal and interest balance of the term loan. As of March 31, 2011, the outstanding balance of the term loan was $27,142,668 and the term loan accrued interest at a rate of 6.25% per year. Management anticipates being able to continue to make interest only payments on the term loan through the remaining quarters of our 2011 fiscal year.

In addition to the term loan, we have a $6 million revolving line of credit loan. This revolving line of credit is used to finance raw material purchases. MLIC has restricted our ability to draw funds on the line of credit to the production of biodiesel at our plant and up to $400,000 of the funds may be used by us for risk management to hedge biodiesel. Interest accrues on the revolving line of credit at a variable rate of 12% above the one month LIBOR. We are required to pay the interest on the revolving line of credit monthly. On January 2, 2012, we are required to repay the outstanding principal and interest balance of the revolving line of credit. As of March 31, 2011, the outstanding balance of the revolving line of credit was $5,313,667 and interest accrued at a rate of 12.25% per year. Management anticipates being able to continue to make payments on the revolving line of credit through the remaining quarters of our 2011 fiscal year.

Covenants

The loan agreements with MLIC contain various covenants and financial ratios. As of March 31, 2011, we were out of compliance with each of our material financial covenants and ratios due to our current financial condition and the fact that we have not been operating the biodiesel plant. Pursuant to various agreements we have executed with our primary lender, MLIC, it has agreed to forbear from exercising its remedies under the loan agreements until January 2, 2012. Our material financial covenants are discussed below. We are required to maintain a minimum debt service coverage ratio of 1.25 to 1.00. As of March 31, 2011, our actual debt service coverage ratio was -1.24 to 1.00. We are required to maintain a fixed charge coverage ratio of 1.50 to 1.00. As of March 31, 2011, our actual fixed charge coverage ratio was -1.19 to 1.00. We are required to maintain a ratio of current assets to current liabilities of 1.50 to 1.00. As of March 31, 2011, our actual ratio of current assets to current liabilities was 0.214 to 1.00. We are required to maintain a ratio of 2.50 to 1.00 for our debt obligations versus our earnings before deductions for interest, taxes, depreciation and amortization (EBITDA). Our actual ratio of debt obligations to EBITDA could not be calculated because we did not have any significant earnings during the second quarter of our 2011 fiscal year. Finally, we are required to maintain tangible net worth of $5 million. As of March 31, 2011, we had tangible net worth of approximately $4.6 million.

Management attributes our inability to satisfy our financial covenants and ratios with unfavorable operating conditions in the biodiesel industry. However, management believes that our financial ratios will improve during the third and fourth quarters of our 2011 fiscal year due to the fact that we have been producing and selling biodiesel. However, management anticipates based on current projections that we will be out of compliance with our material financial covenants and ratios for the rest of our 2011 fiscal year and thereafter.

Grants and Government Programs

We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development's Value Added Program. One hundred thousand dollars of the loan is forgivable (and has been forgiven) and the remaining $300,000 of principal amount does not bear interest. We recently requested and were granted a six-month waiver on payments pursuant to this loan. This waiver began in January 2011. In order to receive this waiver, we agreed to pay interest at an annual rate of 6.0% on the outstanding balance of the loan. The balance at March 31, 2011 was $55,000.

On May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less).  Interest on the loan amount accrues at a rate of 3.67% per year for five (5) years. We made our first payment under this loan in December 2008.  The balance at March 31, 2011 was $68,998.

Distribution to Unit Holders

As of March 31, 2011, the board of directors of the Company had not declared or paid any distributions.

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

Derivative Instruments and Hedging Activities

Accounting Standards Codification (ASC) Topic No. 815, Derivatives and Hedging Activities, or ASC 815, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under ASC 815 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Our forward contracts related to the purchase of soy oil that we enter into from time to time are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of ASC 815.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment”. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with our policy we have estimated that the future undiscounted cash flows from operations of this facility exceed its carrying value at September 30, 2010, therefore no impairment loss was recognized.

The estimate of cash flows that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the recoverable amount of the asset may result from, but are not limited to, significant changes in the regulatory environment, the business climate, management's plans, legal factors, the future price of feedstock inputs in relation to the future price of biodiesel and the overall pricing and demand for biodiesel. Changes in the assumptions used within the analysis can have a significant effect on the determination of impairment given the sensitivity of the analysis and the projected long life of the asset.

In 2010, demand for our products was significantly impacted by uncertainty surrounding the blender's tax credit as well as startup issues related to RFS2. The uncertainty created by these issues put significant constraint on our resources. In late 2010 the blender's tax credit was extended through December 31, 2011. We believe the extension will assist in re-creating interest in the product. Our projections are based upon the anticipated demand that will be created by RFS2. With the passage of RFS2, obligated parties are required to purchase 800 million gallons in 2011 with the total moving to 1.0 billion per year, minimum by 2012 through 2022. After 2022, future rulemaking by the EPA will set the minimum levels of biodiesel. Biodiesel is an advanced biofuel by designation and the minimum requirement under RFS2 by 2022 of advanced biofuel is 21.0 billion gallons per year. Biodiesel can be used to meet that obligation. As a result of the plant being able to utilize multiple feedstock sources, we believe that we are positioned nicely on the supply curve and will be one of the earlier plants to see capacity requirements when the market opens. If we fail to see these economic improvements and feedstock prices continue to display intense volatility that are not recoverable in the pricing structure, then there could be significant adjustments to our projections which could lead to a future impairment charge.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to include this information due to its status as a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

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

ITEM 1A. RISK FACTORS

The Company is not required to include this information due to its status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any membership units during the three months ended March 31, 2011. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date:	May 16, 2011	/s/ Mike Bohannan
Mike Bohannan
Chairman and President
(Principal Executive Officer)

Date:	May 16, 2011	/s/ J. William Pim
J. William Pim
Chief Financial Officer
(Principal Financial and Accounting Officer)