Form 10-Q
period 2011-06-30
Iowa Renewable Energy, LLC
filed 2011-08-19
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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
☒ Yes     ☐ No

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

As of August 19, 2011, there were 26,331 membership units outstanding.

PART I.        FINANCIAL INFORMATION
Item 1.    Financial Statements
IOWA RENEWABLE ENERGY, LLC
UNAUDITED BALANCE SHEETS

ASSETS	June 30, 2011	September 30, 2010
Current Assets
Cash and cash equivalents	$35,275	$479,309
Due from broker	—	310,390
Accounts receivable (net of reserve)	1,946,992	—
Inventory	4,283,163	372,547
Prepaid and other assets	108,021	71,641
	6,373,451	1,233,887
Property and Equipment
Land	420,000	420,000
Plant and processing equipment	40,719,594	40,742,442
Office building, furniture and fixtures	627,916	588,965
Equipment and vehicles	240,216	240,241
	42,007,726	41,991,648
Accumulated depreciation	(10,587,099)	(8,615,336)
	31,420,627	33,376,312

Other Assets
Cash, restricted by loan agreement	988	730,288
Financing costs, net	56,368	338,174
	57,356	1,068,462
Total Assets	$37,851,434	$35,678,661

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$27,421,364	$27,457,729
Revolving line of credit	5,400,521	—
Accounts payable and accrued expenses	1,179,984	311,607
Total current liabilities	34,001,869	27,769,336

Long-Term Debt	—	—

Commitments

Members' Equity
Members' contributions, net of issuance costs, units outstanding June 30, 2011 and September 30, 2010 26,331	23,165,422	23,165,422
Accumulated (deficit)	(19,315,857)	(15,256,097)
	3,849,565	7,909,325
Total Liabilities and Members' Equity	$37,851,434	$35,678,661

See Notes to Financial Statements

IOWA RENEWABLE ENERGY, LLC
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues:
Sales	$14,401,278	$239,505	$14,530,080	$9,047,234
Federal incentives	1,261,824	—	1,261,824	187,632
	15,663,102	239,505	15,791,904	9,234,866

Cost of Sales	15,560,543	1,101,383	17,610,531	11,099,854

Gross Profit (Loss)	102,559	(861,878)	(1,818,627)	(1,864,988)

Operating Expenses
General and administrative	216,285	111,545	483,382	679,497
Depreciation	10,459	9,500	31,379	28,500
	226,744	121,045	514,761	707,997

(Loss) before other income (expense)	(124,185)	(982,923)	(2,333,388)	(2,572,985)

Other Income (Expense)
Other income	148	5,424	96,808	401,205
Interest expense	(641,091)	(265,574)	(1,823,180)	(824,684)
	(640,943)	(260,150)	(1,726,372)	(423,479)

Net (Loss)	$(765,128)	$(1,243,073)	$(4,059,760)	$(2,996,464)

Weight Average Units Outstanding	26,331	26,331	26,331	26,331

Net (Loss) Per Unit - basic and diluted	$(29.06)	$(47.21)	$(154.18)	$(113.80)

See Notes to Financial Statements

IOWA RENEWABLE ENERGY ,LLC
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities
Net (loss)	$(4,059,760)	$(2,996,464)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	1,971,763	1,987,506
Amortization	281,806	76,292
Unrealized (gain) loss on derivative financial instruments	—	(66,762)
Change in working capital components:
Decrease in due from broker	310,390	166,669
(Increase) decrease in accounts receivable	(1,946,992)	1,226,597
(Increase) decrease in inventory	(3,910,616)	2,917,447
(Increase) decrease in prepaids and other assets	(36,380)	79,718
Increase (decrease) in accounts payable and accrued expenses	868,377	(606,687)
Net cash provided by (used in) operating activities	(6,521,412)	2,784,316

Cash Flows from Investing Activities
Purchase of property and equipment	(16,078)	—
Decrease in restricted cash	729,300	127,996
Net cash provided by investing activities	713,222	127,996

Cash Flows from Financing Activity
Net proceeds from revolving line of credit	5,400,521	—
Payment on long-term borrowings	(36,365)	(2,534,595)
Net cash provided by (used in) financing activities	5,364,156	(2,534,595)

Net increase (decrease) in cash and cash equivalents	(444,034)	377,717

Cash and cash equivalents:
Beginning	479,309	649,297
Ending	$35,275	$1,027,014

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,419,057	$510,957

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

Restricted cash: Includes deposits to custodial accounts held by our lender. Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into an account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000. As part of the line of credit agreement, discussed in Note 4 below, the lenders will defer principal payments and pull interest payments from the debt service reserve. The lenders began taking interest payments from the debt service reserve in June of 2010. The balance in the debt service reserve at June 30, 2011 is $483 while the capital improvements reserve stands at $505. As part of the forbearance agreement with our lending banks, the Company was allowed to make term interest payments from the debt service reserve and capital improvements. The final interest draw from the accounts occurred on March 1, 2011 leaving the account balances at their current levels. The current activity in the accounts represent monthly bank service fee costs.

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. All outstanding accounts receivable are believed to be collectible and therefore there was no allowance for doubtful accounts as of June 30, 2011.

The Company's policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at June 30, 2011 or September 30, 2010.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following:

	June 30, 2011	September 30, 2010
Raw materal	$1,811,772	$111,951
Finished goods	2,471,390	260,596
	$4,283,163	$372,547

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future undiscounted cash flows are less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the three or nine months ended June 30, 2011 or 2010.

Financing costs: Deferred financing costs associated with the construction and revolving loans and the $34,715,000 construction loan (Note 4) include expenditures directly related to securing debt financing. These costs are being amortized using the effective interest method over the 6-year term of the related debt agreement. Deferred financings costs associated with the Company's line of credit are being amortized using the effective interest method over the 6 month term of the related agreement. Accumulated amortization as of June 30, 2011 and September 30, 2010 was $700,392 and $418,586, respectively.

Derivative instruments: The Company has at times entered into derivative contracts to hedge its exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Accounting Standards Codification (ASC) Topic No. 815, Derivatives and Hedging. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

The following amounts have been included in cost of goods sold for the three and nine month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010

Realized (gain) loss	$—	$25,818	$—	$96,378
Change in unrealized (gain) loss	—	(26,360)	—	(66,762)
Net (gain) loss	$—	$(542)	$—	$29,616

Revenue recognition and deferred revenue: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned. Cash received in advance of providing product is recorded as deferred revenue.

Federal incentive payments and receivables: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The Federal Blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. For the three months ended June 30, 2011, the Company recorded $1,261,824 in Federal Blenders Incentive sales while, in the three months ended June 30, 2010, no Federal Blenders Incentive sales were recorded. For the nine months ended June 30, 2011, the Company recorded $1,261,824 in Federal Blenders Incentive sales. For the nine months ended June 30, 2010, the Company recorded $187,632 in Federal Blenders Incentive sales.

Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and nine month periods ended June 30, 2011 and 2010 is as follows:

	Three Months ended 6/30/11		Three Months ended 6/30/10		Nine Months Ended 6/30/11		Nine Months Ended 6/30/10
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Precentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$13,909,776	89.39%	$227,783	20.68%	$14,063,802	79.86%	$7,944,529	71.57%
Plant wages and salaries	207,718	1.33	68,848	6.25	443,717	2.52	251,267	2.26
Utilities and waste disposal	241,180	1.55	48,259	4.38	401,392	2.28	395,218	3.56
Fees-procurement, operation mgmt	253,791	1.63	—	—	253,791	1.44	34,250	0.31
Gain (loss) on derivative financial instruments	—	—	(542)	(0.05)	—	—	29,616	0.27
Depreciation	647,112	4.16	653,002	59.29	1,940,384	11.02	1,959,006	17.65
Maintenance, supplies and other expenses	300,966	1.93	104,033	9.45	507,445	2.88	485,968	4.38
Total cost of revenue/sales	$15,560,543	100.00%	$1,101,383	100.00%	$17,610,531	100.00%	$11,099,854	100.00%

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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

financial statements.

(Loss) per unit: Loss per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

Note 2.        Major Customer and Related Party

Iowa Renewable Energy, LLC entered into a marketing agreement with Renewable Energy Group (REG), where REG made efforts to market and sell all of the biodiesel produced. On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreements expired on June 30, 2010. As a result, there were no sales to REG for the three and nine month periods ended June 30, 2011. Sales to REG for the three and nine month periods ended June 30, 2010 were $239,505 and $9,047,234, respectively. There were no related accounts receivable from REG as of June 30, 2011 or September 30, 2010.

Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feedstocks and chemical inputs necessary for production and to manage operations.

Fees under this agreement are based on the number of biodiesel gallons produced and in addition the agreement provides for payment of a yearly bonus based on the Company's net income. There were no fees expensed under the agreement for the three and nine month periods ended June 30, 2011. The total fees expensed under the agreement for the three and nine month periods ended June 30, 2010 were none and $130,151, respectively. Of the $130,151, $34,250 was included in cost of sales and $95,901 was included in general and administrative expenses.

On January 29, 2010, the Company and WMG Services LLC (WMG) entered into a Management Services Agreement (Agreement). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for the Company in exchange for a monthly asset utilization fee and a monthly performance fee. These fees are determined on a sliding fee scale tied to production. The Agreement commenced on July 1, 2010 (Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. For the three months ended June 30, 2011, the Company has incurred $69,000 in asset utilization fees and $184,791 in monthly performance fees. For the nine months ended June 30, 2011 the asset utilization fees are $69,000 while the monthly performance fee is $184,791. The entire amount of the WMG fees are included in cost of sales.

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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

investment of $25,000. The Company began the intrastate offering on April 17, 2006 which was completed on May 1, 2006. A total of 19,371 membership units were issued to 508 members amounting to $19,371,000 of gross proceeds.

In November 2006 the directors exercised options to purchase 1,100 units at $500 per unit. 100 units were unexercised and expired. In accordance with the loan agreement, referenced in Note 4 below, the options funds were used for construction contract obligations prior to the initial draw on the loan in December 2006.

Note 4.        Long-Term Debt and Line of Credit

Long-term debt consists of the following as of June 30, 2011:

Note payable to MLIC Asset Holdings, LLC (A) (MLIC)	$27,142,668
Note payable to the Iowa Department of Economic Development (B)	55,000
Note payable to the Iowa Department of Transportation (C)	223,696
$27,421,364

(A)On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” Previously, the note bore interest at prime plus .25% and was due in monthly principal and interest payments of $373,000. The loan is secured by substantially all assets of the Company. The Company violated the debt covenants and on April 2, 2009 received a written notice of default from the lender. The lender has agreed until January 2, 2012 to allow the Company to defer principal payments on the term debt, interest payments related to the term loan will be charged against the debt service reserve fund, and the Company has been granted a forbearance on the covenant requirements of the term loan, specifically, section 5.02 (m)-(q). In place of these covenants, the Company has additional reporting requirements which accelerate their monthly reporting and provide additional cash flow information to the lender. While this does represent additional external reporting the information provided is data that is currently captured and reported internally. Additionally, we have agreed with MLIC to maintain equity of $5 million. At June 30, 2011, the Company's equity level is less than $5 million and MLIC has not provided a waiver of this requirement. The forbearance also increases the interest rate to 6.0% plus the one month LIBOR rate in effect two New York Banking Days prior to the beginning of each calendar month (6.19% as of June 30, 2011). New York Banking Days is defined as any day other than Saturday or Sunday that a commercial bank is open for business in New York, New York. The LIBOR margin will be adjusted every nine months based on a schedule set in the agreement based on the Company's leverage ratio at that time.

Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. (See Note 1 for modification.)

Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into a custodial account held by the lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000. (See Note 1 for modification.)

Sinking fund: Commencing one month after the conversion date, one-third of all monthly projected EBITDA shall be applied to reduce loan principal. At the point the outstanding principal loan balance is reduced to $20,182,750 no additional sinking fund deposits will be required.

(B)    The Company has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan is non-interest bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of June 30, 2011 and September 30, 2010 of $55,000 and $65,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and will be subordinate to the $34,715,000 of financial institution debt. The $100,000 loan was forgiven during the quarter ended December 31, 2009 as the Company met the employment and production criteria defined in the agreement. The forgiveness was included in other income on the statement of operations. On November 18, 2010 the Company requested from the IDED a deferral of payments for the period January 1, 2011 through June 30, 2011. On December 16, 2010 the IDED board approved the IRE deferral request with the requirement of a 6.0% interest accrual on the loan for that period. Additionally, in March 2011 the IDED board approved an extension of this agreement through March 2012.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

(C)    The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at June 30, 2011 and September 30, 2010 was $55,696 and $82,061, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and is not subordinate to the $34,715,000 of financial instrument debt. The $168,000 grant is forgivable upon completion of the loan agreement.

On September 2, 2010 the Company entered into a short-term line of credit where MLIC Asset Holdings, LLC, Federation Bank, and Washington State Bank will provide up to a $6.0 million revolving line of credit to be used for the purchase of raw materials. At June 30, 2011, $5,400,521 is outstanding on this line of credit. The line of credit matures on January 2, 2012. At the maturity date any unpaid principal and accrued interest of the line of credit must be paid. The interest rate to be charged on the line of credit will be an annual rate equal 12.0% plus the one month Libor rate in effect two New York Banking Days prior to the beginning of each calendar month. New York Banking Days is defined as any day other than Saturday or Sunday that a commercial bank is open for business in New York, New York.

Note 5.        Legal Proceedings

In February 2009, the Company gave notice to REG that it had breached the Management and Operational Services Agreement (MOSA) in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, the Company gave notice to REG that the Company intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, the Company delivered its Statement of Claims to REG and the selected arbiter alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims of approximately $210,000 for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. The arbitration was originally set for August 22, 2011 through September 2, 2011 in Des Moines, Iowa. However, the arbitration was recently continued until October 31, 2011 until November 11, 2011. The Company believes that the likelihood of a loss on REG's counterclaims is remote and no liability has been recorded for this matter.

Note 6.        Lease Commitment and Other Contingencies

The Company leases a copier under a long-term operating lease that will expire in January 2016. The lease requires payments of $237 per month plus applicable taxes, therefore minimum lease payments under this operating lease for future years is $13,965 as of June 30, 2011.

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

Note 7.        Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2011, the Company has generated accumulated losses of $19,315,857, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company's lender currently contain covenants that require a minimum ratio of current assets to current liabilities (working capital ratio), minimum debt coverage, fixed charge coverage ratios and a minimum level of equity. The Company is not in compliance with certain of these covenants at June 30, 2011 and it is projected that the Company will fail to comply with one or more of the loan covenants throughout fiscal 2011. Failure to comply with these loan covenants constitutes an event of default under the Company's loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. Furthermore, the loan agreements have been amended such that all principal and interest is due and payable no later than January 2, 2012 and there is no assurance that the Company will be able to secure financing at that time. These issues raise doubt about whether the Company will continue as a going concern.

Beginning January 1, 2010, following the expiration of the Federal Blender's Credit, the Company went into a “warm shut down” status. In this status, the Company maintained a minimal crew and has used the period to perform maintenance on the plant while selling remaining inventory on the “spot market.” The warm shut down has allowed the Company to reduce expenses and preserve cash; however the low sales level has not covered the reduced cost. The Company has recommenced production of biodiesel and is hopeful that this will allow the Company to come into compliance with its loan covenants. As of August 15, 2011, the Company has contracts to produce 3,450,000 gallons of biodiesel during the quarter ending September 30, 2011 and to produce 2,625,000 gallons of biodiesel during the quarter ending December 31, 2011. The Company's ability to continue as a going concern is dependent on the Company's ability to comply with the loan covenants, the lender's willingness to waive any noncompliance with such covenants and the Company's ability to refinance the debt at its maturity date of January 2, 2012. As discussed in Note 4 above, the Company has secured an operating line of credit for $6.0 million. The line of credit is restricted to the purchase of raw materials to be used in the production of biodiesel with a small set aside that can be used for hedging activities. In addition to the line of credit, the Company has secured from its lender forbearance through January 2, 2012 from exercising their remedies under the term loan document with regard to the existing defaults.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Iowa Renewable Energy, LLC (referred to in this report as "the Company," "we," "us," or "IRE") prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2011 and 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010.

Forward Looking Statements

This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Failure to comply with loan covenants contained in our financing agreements;

•	Our ability to continue to export our biodiesel;

•	The continued imposition of tariffs or other duties on biodiesel imported into Europe;

•	Decreases in the demand for biodiesel;

•	WMG Services, LLC's ("WMG") ability to market our product and procure feedstock;

•	Actual biodiesel and glycerin production varying from expectations;

•	Economic consequences of the domestic and global economic downturn;

•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, natural gas and methanol;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

◦	national, state or local energy policy;

◦	federal and state biodiesel tax incentives;

◦	the RFS or other legislation mandating the use of biodiesel or other lubricity additives; or

◦	environmental laws and regulations that apply to our plant operations and their enforcement;

•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum and diesel prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Competition with other manufacturers in the biodiesel industry;

•	Our ability to generate free cash flow to invest in our business and service our debt (and the flexibility of our lender in regards to our debt);

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives;

•	Our ability to generate profits; and

•	Other factors described elsewhere in this report.

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

Overview

We began producing biodiesel on July 10, 2007. The plant was operating at full capacity until the end of September 2007. Since the beginning of October 2007, we have only been operating to produce biodiesel to satisfy biodiesel sales contracts and have not been producing biodiesel for speculation. This has allowed us to avoid excess inventory, but also resulted in several plant shutdowns. We did not operate the biodiesel plant during the first quarter of our 2011 fiscal year, however, we commenced operations at the end of the second quarter of our 2011 fiscal year. Our first biodiesel sales during our 2011 fiscal year occurred during our third quarter.

Through June 30, 2011, we have generated accumulated losses of approximately $19.3 million. We have continued to experience difficulty maintaining compliance with our loan agreements with MLIC Asset Holdings, LLC, ("MLIC") our primary lender. We have experienced difficulty with our equity level threshold requirement during our 2011 fiscal year. As a result, effective February 1, 2011, we entered into an agreement with MLIC to reduce the equity level threshold to $5 million. However, our equity level is currently below the $5 million and MLIC has not provided us a waiver of this requirement. Our compliance with the MLIC loan agreements is described in greater detail below in the section entitled "Short and Long Term Debt Sources."

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
Income Statement Data	Amount	%	Amount	%
Revenue	$15,663,102	100.0%	$239,505	100.0%
Cost of Sales	15,560,543	99.3%	1,101,383	459.9%
Gross Profit (Loss)	102,559	0.7%	(861,878)	(359.9)%
Operating Expenses	226,744	1.4%	121,045	50.5%
Operating (Loss)	(124,185)	(0.8)%	(982,923)	(410.4)%
Other Income	148	—%	5,424	2.3%
Interest Expense	(641,091)	(4.1)%	(265,574)	(110.9)%
Net (Loss)	$(765,128)	(4.9)%	$(1,243,073)	(519.0)%

Revenues

Our revenues from operations are primarily derived from biodiesel sales, glycerin sales and fatty acid and soapstock sales. We also received revenue from federal incentives and sales of RINs that we have generated. The following table shows the sources of our revenues for the three months ended June 30, 2011 and 2010.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$11,802,026	75.35%	$239,505	100.00%
Co-Product Sales	291,012	1.86%	—	—%
Federal Incentives	1,261,824	8.06%	—	—%
RINs	2,305,973	14.72%	—	—%
Other Revenue	2,267	0.01%	—	—%
Total Sales Revenue	$15,663,102	100.00%	$239,505	100.00%

Our revenue increased significantly during the three months ended June 30, 2011 compared to the same period of 2010. We had our first biodiesel sales of our 2011 fiscal year during our third quarter where we sold over 3 million gallons of biodiesel. We did not produce any biodiesel during the three month period ended June 30, 2010, however, we did have revenue from biodiesel sales due to sales of biodiesel that was produced earlier in our 2010 fiscal year. As a result of our increased biodiesel sales, we received biodiesel incentive revenue of approximately $1.3 million during the three months ended June 30, 2011. We did not have any incentive revenue during the comparable period of 2010 as we did not produce any biodiesel during that time. In addition to the incentive revenue, we had approximately $2.3 million in additional revenue related to sales of Renewable Identification Numbers (RINs) during the third quarter of our 2011 fiscal year. RINs are identification numbers that are used to track production of renewable fuels under the Federal Renewable Fuels Standard (RFS). Certain fuel blenders purchase RINs in order to satisfy their renewable fuels use obligations under the RFS. We did not have any RINs sales during the third quarter of our 2010 fiscal year.

We did not operate the biodiesel plant during our third quarter of 2010 due to the fact that the biodiesel blenders' credit had expired and as a result of other unfavorable conditions in the biodiesel industry. Much of the biodiesel industry did not operate during 2010 as a result of the expiration of the biodiesel blenders' credit and uncertainty regarding the industry generally. However, the biodiesel blenders' credit was reinstated at the end of 2010. The reinstatement was retroactive for all of 2010 and through 2011. As a result, we commenced operating the biodiesel plant during the second quarter of our 2011 fiscal year.

The biodiesel industry is benefited by the RFS. The RFS requires the use of 800 million gallons of biodiesel in 2011. Earlier in 2011, there was uncertainty regarding the RFS biodiesel mandate. As a result, many biodiesel producers did not start operations early in 2011 until the future of the RFS was more certain. Therefore, much of the 800 million gallons of the RFS is expected to be produced during the second half of 2011. This has resulted in greater biodiesel demand during our third and fourth quarters of 2011. Management also expects strong biodiesel demand for the first quarter of our 2012 fiscal year. However, the biodiesel blenders' credit is again set to expire at the end of 2011. This may result in the biodiesel industry ceasing to operate in 2012.

During 2011, diesel prices have been increasing due to increased crude oil prices. This has resulted in a positive impact on the price of biodiesel. As a result of these increased biodiesel prices, biodiesel production has become profitable. Management expects that biodiesel demand may be increased due to the fact that biodiesel may be used to satisfy a portion of the RFS which cannot be met by cellulosic ethanol producers. Biodiesel may also be used to fulfill the RFS in future years provided that demand for ethanol does not increase beyond its current levels due to restrictions on the amount of ethanol that can be blended into the United States gasoline market. All of these factors may lead to increased biodiesel demand and corresponding increases in biodiesel prices. However, the total biodiesel production capacity for the United States, as reported by the National Biodiesel Board, is approximately 2.7 billion gallons of biodiesel per year which is still significantly larger than the RFS for 2011 and in future years. If this idled biodiesel production capacity were to come back online, it could result in an oversupply of biodiesel in the market.

We have contracts to produce 3,450,000 gallons of biodiesel during the fourth quarter of our 2011 fiscal year. We also have contracts to produce 2,625,000 gallons of biodiesel in the first quarter of our 2012 fiscal year. However, we do not have any contracts to produce biodiesel after the first quarter of our 2012 fiscal year. Management anticipates that our ability to secure biodiesel production contracts during 2012 will be based on whether the biodiesel blenders' credit is renewed for 2012 and if the price of diesel stays sufficiently high so that biodiesel can compete based on price with petroleum based diesel.

Cost of Sales

Our cost of sales for our quarter ended June 30, 2011 was significantly higher than during the comparable period of 2010 because we were producing biodiesel during the 2011 period and the plant was not operating during the 2010 period. Our primary cost of producing biodiesel is feedstock, including soybean oil and animal fats. In order to preserve our cash and amounts that we can draw on our line of credit, we have been producing biodiesel on a toll basis when those types of contracts are available since it allows us to operate the plant without having to purchase feedstock which can negatively impact our liquidity.

We experienced no gains or losses during the three months ended June 30, 2011 related to our derivative instruments. For the three months ended June 30, 2010 we had a net gain of $542 related to our derivative instruments. We did not have any derivative instrument positions during the three month period ended June 30, 2011 due to our lack of capital to fund these derivative instrument positions and we do not anticipate entering into any derivative instrument positions in the foreseeable future. During times where we enter into derivative instrument positions, we report our derivatives for accounting purposes at their fair value. These derivatives that are accounted for at their fair value are continually subject to adjustment due to changing market conditions. For more information on how we record our derivative instruments, see "Critical Accounting Estimates - Derivative Instruments and Hedging Activities" below.

Operating Expenses

Operating expenses were $226,744 for the three months ended June 30, 2011 compared to $121,045 for the same period in 2010. This increase in operating expenses is due primarily to increased legal fees related to our ongoing arbitration. We anticipate that our operating expenses will remain relatively stable during the fourth quarter of our 2011 fiscal year as we continue to try to maintain liquidity for our operations. We anticipate adding additional office staff during our 2011 fiscal year which would increase our operating expenses during the fourth quarter of our 2011 fiscal year.

Other Income (Expenses)

Our other income and expenses for the three months ended June 30, 2011 was interest expense of $641,091 and other income of $148, compared to $265,574 interest expense and $5,424 other income respectively for the three months ended June 30, 2010. The increase in interest expense during the 2011 period was primarily the result of an increase in our outstanding borrowings and our average interest rates. Our interest rates increased as a part of our forbearance agreements with MLIC.

Results of Operations for the Nine Months Ended June 30, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2011 and June 30, 2010:

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$15,791,904	100.0%	$9,234,866	100.0%
Cost of Sales	17,610,531	111.5%	11,099,854	120.2%
Gross (Loss)	(1,818,627)	(11.5)%	(1,864,988)	(20.2)%
Operating Expenses	514,761	3.3%	707,997	7.7%
Operating (Loss)	(2,333,388)	(14.8)%	(2,572,985)	(27.9)%
Other (Expense)	96,808	0.6%	401,205	4.3%
Interest Expense	(1,823,180)	(11.5)%	(824,684)	(8.9)%
Net (Loss)	$(4,059,760)	(25.7)%	$(2,996,464)	(32.4)%

Revenues

The following table shows the sources of our revenue for the nine months ended June 30, 2011 and June 30, 2010.

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$11,860,240	75.10%	$8,820,946	95.52%
Co-product Sales	361,600	2.29%	226,288	2.45%
Federal Incentives	1,261,824	7.99%	187,632	2.03%
RINs	2,305,973	14.60%	—	—%
Other Revenue	2,267	0.01%	—	—%
Total Sales Revenue	$15,791,904	100.00%	$9,234,866	100.00%

Revenues from operations for the nine months ended June 30, 2011 totaled $15,791,904 compared to $9,234,866 for the same period in 2010. The increase in revenue from period to period is primarily due to a significant increase in biodiesel sales along with increased revenue from federal incentives and RINs sales. The amount of incentive revenues for the nine months ended June 30, 2011 was $1,261,824 compared to $187,632 for the nine months ended June 30, 2010. This increase in incentive revenue is related to increased biodiesel sales. We also had approximately $2.3 million in revenue related to RINs sales during the nine months ended June 30, 2011. We did not have any revenue from RINs sales during the comparable period of 2010.

Cost of Sales

Our cost of sales was significantly higher for the nine months ended June 30, 2011 compared to the same nine month period of 2010 due to increased raw material costs. Our total raw material costs increased by more than $6.1 million during the nine months ended June 30, 2011 compared to the same period of 2010. These higher raw material costs were due to our increased production of biodiesel along with higher raw material costs during the 2011 period.

Operating Expense

Our operating expenses were lower for the nine months ended June 30, 2011 compared to the same period of 2010 due to a reduction in office worker salaries and other cost cutting measures we took to preserve as much of our cash as possible. We expect that going forward our operating expenses will remain fairly consistent as we seek to minimize unnecessary expenses.

Interest Expense

Interest expense increased to $1,823,180 for the nine months ended June 30, 2011 compared to $824,684 during the same period in 2010. Our interest expense increased due to increased borrowing on our loans and the higher interest rates we are paying on our loans as a result of our forbearance agreements with MLIC.

Changes in Financial Condition for the Nine Months Ended June 30, 2011

The following table highlights the changes in our financial condition for the nine month period ended June 30, 2011:

	June 30, 2011	September 30, 2010
Current Assets	$6,373,451	$1,233,887
Total Assets	37,851,434	35,678,661
Current Liabilities	34,001,869	27,769,336
Members' Equity	3,849,565	7,909,325

Assets

Our current assets were greater at June 30, 2011 compared to September 30, 2010 primarily related to our increased accounts receivable, inventory and prepaid and other assets as of June 30, 2011. This increase in our accounts receivable and inventory was due to the fact that we were operating the biodiesel plant as of June 30, 2011 and we were not operating as of September 30, 2010. The increase in our prepaid and other assets at June 30, 2011 compared to September 30, 2010 was due to payments we made for inventory, including feedstock and chemicals. We had no amount due from our commodities broker as of June 30, 2011 because we did not have any derivative instrument positions as of June 30, 2011. Our property and equipment was lower at June 30, 2011 compared to September 30, 2010 because of depreciation. The cash we had in our restricted cash account was lower at June 30, 2011 compared to September 30, 2010 because our lender has used that cash to make payments on our credit facilities. We continue to amortize the costs associated with our credit facilities which decreased the value of our other assets at June 30, 2011 compared to September 30, 2010.

Liabilities

Our current liabilities were higher at June 30, 2011 compared to September 30, 2010 due to increased borrowing on our line of credit at June 30, 2011. The increased borrowing on our line of credit was due to raw material purchases we made in order to produce biodiesel and operate the plant. We have classified all of our long-term debt as a current liability as of June 30, 2011 due to our uncertainty regarding our ability to continue to operate the biodiesel plant and the fact that pursuant to our forbearance agreements with MLIC, the maturity date of our long-term debt is January 2, 2012. Our accounts payable was also higher at June 30, 2011 compared to September 30, 2010 because we were operating the biodiesel plant as of June 30, 2011 and we had no operations at September 30, 2010.

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

Cash Flow from Operating Activities

Our operating activities used approximately $6,521,000 in cash for the nine month period ended June 30, 2011. During the comparable period of 2010, our operating activities provided us approximately $2,784,000 in cash. The primary difference between the two periods was that we had a smaller net loss during the 2010 period and our accounts receivable and inventory were decreasing during the 2010 period while our accounts receivable and inventory were increasing during the 2011 period.

Cash Flow from Investing Activities

Net cash flow provided by investing activities for the nine month period ended June 30, 2011 totaled approximately $713,000, which was primarily related to decreases in our restricted cash account. During the comparable period of 2010, we received significantly less cash from our restricted cash account.

Cash Flow from Financing Activities

Our financing activities provided us a significant amount of cash during the nine month period ended June 30, 2011 due to funds we received from our revolving line of credit. Due to our forbearance agreements with MLIC, we did not make any significant payments on our long-term debt during the nine month period ended June 30, 2011. During the nine month period ended June 30, 2010, our financing activities used a significant amount of cash due to payments we made on our long-term debt. We did not have a line of credit during the nine month period ended June 30, 2010.

Short-Term and Long-Term Debt Sources

We have two loans outstanding with our primary lender MLIC, a $6 million revolving line of credit and a term loan which was used to finance the construction and start-up of the biodiesel plant. Recently, we have entered into various amendments and forbearance agreements with respect to our loans with MLIC due to our current financial condition and our violations of various covenants and requirements of our loans. Most recently, effective February 1, 2011, we entered into an additional Amendment and Note Modification with MLIC to extend this forbearance through January 2, 2012. However, we continue to experience difficulty complying with the terms of our MLIC loans. We are requesting an additional change to our loan agreements to reduce our equity covenant from $5 million to $3.5 million due to our continuing difficulty in profitably operating our biodiesel plant.

The term loan was used to finance the construction and start-up operations of our biodiesel plant. Currently, the maturity date of the term loan is January 2, 2012. Interest accrues pursuant to the term loan at a variable rate of 6% above the one month London Interbank Offered Rate (LIBOR). We are required to pay the accrued interest on the term loan through January 2, 2012. On January 2, 2012, we are required to repay the outstanding principal and interest balance of the term loan. As of June 30, 2011, the outstanding balance of the term loan was $27,142,668 and the term loan accrued interest at a rate of 6.19% per year. Management anticipates being able to continue to make interest only payments on the term loan through the remaining quarters of our 2011 fiscal year.

In addition to the term loan, we have a $6 million revolving line of credit loan. This revolving line of credit is used to finance raw material purchases. MLIC has restricted our ability to draw funds on the line of credit to the production of biodiesel at our plant and up to $400,000 of the funds may be used by us for risk management to hedge biodiesel. Interest accrues on the revolving line of credit at a variable rate of 12% above the one month LIBOR. We are required to pay the interest on the revolving line of credit monthly. On January 2, 2012, we are required to repay the outstanding principal and interest balance of the revolving line of credit. As of June 30, 2011, the outstanding balance of the revolving line of credit was approximately $5,401,000 and we had $599,000 available to be drawn. As of June 30, 2011, the revolving line of credit accrued interest at a rate of 12.19% per year. Management anticipates being able to continue to make payments on the revolving line of credit through the remaining quarters of our 2011 fiscal year.

Covenants

The loan agreements with MLIC contain various covenants and financial ratios. As of June 30, 2011, we were out of compliance with each of our material financial covenants and ratios due to our current financial condition and the fact that we have not been operating the biodiesel plant at full capacity. Pursuant to various agreements we have executed with our primary lender, MLIC, it has agreed to forbear from exercising its remedies under the loan agreements until January 2, 2012. Our material financial covenants are discussed below. We are required to maintain a minimum debt service coverage ratio of 1.25 to 1.00. As of June 30, 2011, our actual debt service coverage ratio was -0.40 to 1.00. We are required to maintain a fixed charge coverage ratio of 1.50 to 1.00. As of June 30, 2011, our actual fixed charge coverage ratio was -0.39 to 1.00. We are required to maintain a ratio of current assets to current liabilities of 1.50 to 1.00. As of June 30, 2011, our actual ratio of current assets to current liabilities was 0.187 to 1.00. We are required to maintain a ratio of 2.50 to 1.00 for our debt obligations versus our earnings before deductions for interest, taxes, depreciation and amortization (EBITDA). As of June 30, 2011, our actual EBITDA ratio was -14.47:1.00. Finally, we are required to maintain tangible net worth of $5 million. As of June 30, 2011, we had tangible net worth of approximately $3.9 million.

Management attributes our inability to satisfy our financial covenants and ratios with unfavorable operating conditions in the biodiesel industry. Management anticipates based on current projections that we will be out of compliance with our material financial covenants and ratios for the rest of our 2011 fiscal year and thereafter.

Grants and Government Programs

We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development's Value Added Program. One hundred thousand dollars of the loan is forgivable (and has been forgiven) and the remaining $300,000 of principal amount does not bear interest. We recently requested and were granted a six-month waiver on payments pursuant to this loan. This waiver began in January 2011. In order to receive this waiver, we agreed to pay interest at an annual rate of 6.0% on the outstanding balance of the loan. The balance at June 30, 2011 was $55,000.

On May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less).  Interest on the loan amount accrues at a rate of 3.67% per year for five (5) years. We made our first payment under this loan in December 2008.  The balance at June 30, 2011 was $223,696.

Distribution to Unit Holders

As of June 30, 2011, the board of directors of the Company had not declared or paid any distributions.

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

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment for impairment in accordance with ASC Topic 360-10, "Property, Plant, and Equipment." Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with our policy we have estimated that the future undiscounted cash flows from operations of this facility exceed its carrying value at September 30, 2010, therefore no impairment loss was recognized.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the third quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that effective August 2, 2011, the roles of the principal executive officer and principal financial officer are being carried out by one individual on an interim basis until a new individual is appointed to the role of principal financial officer. On August 10, 2011, the Company appointed a new principal financial officer who will begin employment on August 24, 2011.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

In February 2009, we gave notice to REG that it had breached our management and operational services agreement (MOSA) in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, we delivered our Statement of Claims to REG and the selected arbitrator alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. On or about December 16, 2009, we responded to the counterclaims.  The parties have selected Wayne Mark as the arbiter and a scheduling order  has been entered.  The arbitration was originally set for August 22, 2011 through September 2, 2011 in Des Moines, Iowa. However, the arbitration was recently continued until October 31, 2011 until November 11, 2011.

ITEM 1A. RISK FACTORS

The Company is not required to include this information due to its status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a) *
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a) *
32.1	Certificate Pursuant to 18 U.S.C. Section 1350 *
32.2	Certificate Pursuant to 18 U.S.C. Section 1350 *
101
The following financial information from Iowa Renewable Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2011 and September 30, 2010, (ii) Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (iv) the Notes to Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date:	August 19, 2011	/s/ Larry Rippey
Larry Rippey
Chairman and President
(Principal Executive Officer)

Date:	August 19, 2011	/s/ Larry Rippey
Larry Rippey
Chief Financial Officer
(Principal Financial and Accounting Officer)