Form 10-K
period 2011-09-30
Iowa Renewable Energy, LLC
filed 2012-01-19
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	September 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to section 12(g) of the Act:
Limited Liability Company Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒ No

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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of March 31, 2011, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of the membership units) was approximately $25,056,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of January 13, 2012, there were 26,331 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

•Failure to comply with loan covenants contained in our financing agreements;
•Our ability to continue to export our biodiesel;
•The continued imposition of tariffs or other duties on biodiesel imported into Europe;
•Decreases in the demand for biodiesel;
•Actual biodiesel and glycerin production varying from expectations;
•Economic consequences of the domestic and global economic downturn;
•Availability and cost of products and raw materials, particularly soybean oil, animal fats, natural gas and methanol;
•Changes in the price and market for biodiesel and its co-products, such as glycerin;
•Our ability to market and our reliance on third parties to market our products;
•Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
◦national, state or local energy policy;
◦federal and state biodiesel tax incentives;
◦the RFS or other legislation mandating the use of biodiesel or other lubricity additives; or
◦environmental laws and regulations that apply to our plant operations and their enforcement;

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

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements with these cautionary statements. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in September and the associated quarters of those fiscal years.

PART I
ITEM 1. BUSINESS

Business Development

On April 14, 2005, Iowa Renewable Energy, LLC was organized as an Iowa limited liability company. We began producing biodiesel on July 10, 2007.

We did not operate the biodiesel plant during the first quarter of our 2011 fiscal year due to uncertainty regarding biodiesel demand, however, we commenced operations at the end of the second quarter of our 2011 fiscal year and have been operating the biodiesel plant ever since. Our first biodiesel sales during our 2011 fiscal year occurred during April 2011. From our inception through September 30, 2011, we have generated accumulated losses of approximately $20.1 million. Following the end of our

2011 fiscal year, we have continued to operate the biodiesel plant and produce biodiesel and its co-products for sale.

Since February 2009, we have been involved in an arbitration with Renewable Energy Group (REG) who had previously provided us with management and operational services. The arbitration included claims we had against REG and counter-claims that REG brought against us. The arbitration was scheduled to start at the end of October 2011. On October 28, 2011, we entered into a settlement agreement with REG and dismissed the arbitration. As part of the dismissal of the arbitration, we agreed to negotiate with REG with respect to a long-term toll manufacturing arrangement with REG. We were not required to enter into an agreement with REG with respect to toll manufacturing in the event we secured a more favorable contract from another party.

On December 9, 2011, we gave notice to REG that we were proceeding with a long-term biodiesel production agreement with Gavilon, LLC (Gavilon) for production during calendar year 2012. Our agreement with Gavilon provides that we will purchase from Gavilon all of the feedstock that we require to produce biodiesel during calendar year 2012 and that we will sell all of the biodiesel we produce to Gavilon. This is an exclusive relationship where we have agreed not to produce biodiesel for any other customers during calendar year 2012. In exchange for this exclusive relationship, Gavilon has agreed to purchase a minimum amount of biodiesel from us during calendar year 2012 which equals approximately 50% to 70% of our total production capacity, depending on feedstock. In the event Gavilon does not purchase the minimum amount of biodiesel from us during any month, Gavilon has agreed to make a minimum cash payment to us. Management anticipates that the Gavilon agreement will allow us to recommence making payments on our long-term loan with our primary lender.

During our 2011 fiscal year, we had two loans outstanding with our primary lender, MLIC Asset Holdings, LLC ("MLIC"), a term loan and a revolving line of credit. Due to our lack of liquidity and poor operating conditions in the biodiesel industry, we were in default of our loans with MLIC throughout our 2010 fiscal year. As a result, we entered into a forbearance agreement with MLIC where it agreed to waive our non-compliance with our credit agreements until January 2, 2012 at which time all amounts outstanding on our loans with MLIC were scheduled to be due in full. On December 28, 2011, we entered into a term sheet with MLIC which provided for a restructuring of our term loan and a new revolving line of credit. On January 11, 2012, we entered into an agreement with MLIC to extend the maturity date of our term loan until January 5, 2013 subject to certain financial and nonfinancial covenants. We have also secured a $1 million line of credit and repaid the balance of our prior line of credit. Management believes that as a result of the agreement we executed with Gavilon and our agreement with MLIC, we will be in compliance with our credit agreements for the remaining quarters of our 2012 fiscal year. Pursuant to our agreement with MLIC, we will pay a variable interest rate on our term loan at a rate of 6% above on the one month London Interbank Offered Rate (LIBOR), adjusted monthly and we will pay 6% interest on our $1 million line of credit. Our agreement with MLIC is described in greater detail below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We currently have a Management Services Agreement with WMG Services, LLC ("WMG"). Pursuant to our Management Services Agreement, WMG agreed to provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for us in exchange for a monthly asset utilization fee and a monthly performance fee. The Management Services Agreement is scheduled to expire on June 30, 2012.

During our 2011 fiscal year, the biodiesel industry was benefited by a tax incentive called the Volumetric Ethanol Excise Tax Credit ("VEETC"). This tax incentive is commonly referred to as the biodiesel blenders' credit. The biodiesel blenders' credit provided a $1 credit to fuel blenders for each gallon of biodiesel that they blended with petroleum based diesel. The biodiesel blenders' credit expired on December 31, 2011. However, management believes that so long as the biodiesel use requirements of the Federal Renewable Fuels Standard (RFS) continue, including the requirement specifically for biomass-based diesel, there will be demand for biodiesel and the price of biodiesel will remain at levels that will allow us to operate the biodiesel production facility, despite the expiration of the biodiesel blenders' credit. Further, due to our agreement with Gavilon, we anticipate being able to profitably operate the biodiesel plant during the rest of our 2012 fiscal year.

Principal Products and Markets

The principal products we produce are biodiesel and crude glycerin. Due to our current financial condition, we have been supplementing our ordinary production with toll manufacturing and other similar types of agreements which allow us to produce biodiesel without incurring the significant costs associated with purchasing feedstock. This has allowed us to maintain our liquidity and operate the biodiesel plant at a higher rate than we could if we were required to purchase feedstock for all of the biodiesel that we produce. Further, we have primarily produced biodiesel pursuant to established production contracts and have not produced biodiesel speculatively for the market. For calendar year 2012, we have entered into an exclusive biodiesel sales agreement with Gavilon, which has agreed to purchase a minimum amount of biodiesel from us or alternatively, make cash payments to us. Therefore, during the rest of our 2012 fiscal year, we anticipate only selling biodiesel to Gavilon.

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

Biodiesel's physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel, in its pure form or blended with petroleum diesel, may be used in most standard diesel engines without making any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less engine wear in the long-run as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties than petroleum-based diesel. With higher percentage blends of biodiesel, this could lead to break downs in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term. These problems are less prevalent in blends that utilize lower concentrations of biodiesel compared to petroleum-based diesel.

Glycerin

Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that make it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products. Our glycerin, however, cannot be used in pharmaceutical products without further processing, and we do not have the capabilities to refine our glycerin into pharmaceutical quality. Our agreement with Gavilon does not include any of the glycerin we anticipate producing. As a result, we anticipate that we will be able to separately market the glycerin we produce which we anticipate will be an additional source of revenue from our operations.

Distribution Methods of Principal Products

Our products can be delivered by truck or rail. Our property is located approximately thirty-five miles from Interstate 80 and thirty miles from the Mississippi River. We have established rail service directly to the plant so that we are able to ship biodiesel to our customers by rail. Rail service is provided by the Canadian Pacific Railroad. We anticipate that during the remaining quarters of our 2012 fiscal year, Gavilon will coordinate shipment of the biodiesel that we produce and we will coordinate shipment of the other products that we anticipate producing.

New Products

We did not introduce any new products during our 2011 fiscal year and we do not anticipate introducing any new products during our 2012 fiscal year.

Competition in Biodiesel Industry

The products that we sell are commodity products where competition is typically based on price. In addition to price, consistent fuel quality is important to our customers along with delivery service to a lesser extent. Currently, there is significantly more biodiesel production capacity in the United States than there is biodiesel demand. This has led to many biodiesel producers ceasing operations or producing at a reduced rate. This has created even more competition in the biodiesel industry.

In addition to competition based on the products we sell, we also compete with other biodiesel producers with respect to raw material purchases. Biodiesel is typically produced using vegetable oils or animal fats. As biodiesel production has increased, demand for these feedstocks has increased along with increased prices for these raw materials. Since we anticipate producing biodiesel for Gavilon going forward and it has agreed to supply all of the feedstock that we require to produce biodiesel during calendar year 2012, we do not anticipate that our operations will be subject to the same competitive forces as we have experienced in the past. However, to the extent Gavilon cannot secure feedstock for us at reasonable prices, we may not produce biodiesel beyond the minimum production requirements in the Gavilon agreement which may negatively impact our profitability.

We believe that our plant competes favorably with other biodiesel producers due to the fact that we have the ability to pre-treat many different types of feedstock that are used to produce biodiesel. Some biodiesel production facilities only have the ability to use certain types of feedstock to produce biodiesel. Due to our pre-treatment capabilities, we may be able to produce biodiesel using lower cost feedstock that other biodiesel producers cannot use. This capability also makes us an attractive biodiesel production facility for toll manufacturing or similar type agreements.

We compete in the biodiesel industry with a few large producers who control a significant portion of the biodiesel production in the United States. Examples of the larger producers with which we compete are Archer Daniels Midland (ADM), Cargill, Ag Processing Inc. (AGP) and Renewable Energy Group (REG). These larger companies have more access to capital and have greater resources than we do. This may allow them to enter into more favorable biodiesel sales or feedstock purchase contracts that we can secure. This may also allow them to compete more effectively in the biodiesel industry than we are able. Further, some of these larger biodiesel producers also produce feedstock used to make biodiesel. This vertical integration may allow them to compete more favorably in the biodiesel industry than we are able to compete.

We also compete with other biodiesel producers in the sale of the biodiesel production co-products, including glycerin. Due to increased production of biodiesel, glycerin supplies in the United States have increased which has negatively affected the price of glycerin. The glycerin we produce is not refined glycerin which demands premium prices in the glycerin market. Certain biodiesel producers, such as Cargill and ADM, have expanded their glycerin refining capacities due to relatively higher prices for refined glycerin as compared to the price of crude glycerin. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.

Sources and Availability of Raw Materials and Suppliers

Biodiesel Production Feedstock

Producing biodiesel requires feedstock, typically vegetable oils or animal fats, along with chemicals, water, electricity and natural gas. The single largest cost of producing biodiesel is the feedstock. Due to our current liquidity issues, we have been supplementing our biodiesel production through toll manufacturing and other similar agreements which allow us to avoid purchasing the feedstock necessary to produce biodiesel, and instead we produce biodiesel for other companies where they either purchase and deliver the feedstock we require or they bear the risk of feedstock price changes.

Pursuant to our agreement with Gavilon for our 2012 calendar year, Gavilon will be responsible for securing all of the feedstock necessary to operate our biodiesel plant. We have agreed to purchase all of the feedstock supplied by Gavilon and use it to produce biodiesel at our plant.

Utilities

Our biodiesel plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We do not have any long term agreements for our utilities but receive them on a monthly invoice basis. We do not anticipate encountering any difficulty in securing the electricity, natural gas and water we need to operate.

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

Rail. The Canadian Pacific Railroad supplies our plant with rail service.

Dependence on Customers

We entered into an agreement with Gavilon who will supply all of the feedstock necessary for us to produce biodiesel at the plant during calendar year 2012 and to purchase all of the biodiesel that we produce during the same period of time. Gavilon has agreed to purchase a minimum amount of biodiesel from us during our 2012 calendar year and if it fails to purchase that minimum amount of biodiesel, Gavilon has agreed to make a minimum cash payment to us in lieu of purchasing biodiesel. If

Gavilon were to fail, we do not anticipate having any other contracts to purchase feedstock or sell biodiesel.

Government Approvals and Regulations

The United States biodiesel industry is benefited by numerous federal and state government programs and incentives. The most significant government programs and incentives that benefit the biodiesel industry are the Federal Renewable Fuels Standard (RFS) and the VEETC federal blenders' tax credit, which is frequently referred to as the biodiesel blenders' credit. Without these government programs and incentives, we may not be able to continue to profitably operate the biodiesel plant.

Federal Renewable Fuels Standard

The RFS is a federal program that requires a certain amount of renewable fuels, including biodiesel, to be used in the United States each year. The RFS requires that approximately 14 billion gallons of renewable fuels must be used in the United States during 2011 increasing to 15.2 billion gallons of renewable fuels in 2012. The RFS continues to increase incrementally to 36 billion gallons of renewable fuels by 2022. Further, on July 1, 2010, a change to the RFS was implemented which, among other provisions, specifically required the use of biomass-based diesel, which includes the biodiesel that we produce. This revised RFS is referred to RFS2. RFS2 required the use of 800 million gallons of biomass-based diesel in the United States in 2011 which increases to one billion gallons in 2012. This requirement creates a market for biodiesel which might disappear with the RFS2. Recently, there has been legislation introduced to either reduce or eliminate the renewable fuels use requirements in RFS2. While management does not believe that these pieces of legislation will be passed into law, if there is a change in the composition of Congress or a change of administration after the next United States Presidential election, it is possible that the RFS2 could be eliminated. If the RFS2 use mandates are reduced or eliminated, it may prevent us from profitably operating the biodiesel plant. Pursuant to RFS2, the EPA is charged with setting the amount of biomass-based diesel that is required to be used in 2013 and beyond. This ability of the EPA to adjust the amount of biomass-based diesel that is used is subject to a floor of one billion gallons. Recently, the EPA increased the biomass-based diesel requirement for 2013 to 1.28 billion gallons.

In addition to the specific requirement for use of biomass-based diesel discussed above, biodiesel can be used to meet other categories of renewable fuels under RFS2, specifically advanced biofuels. This may lead to an additional 500 million gallons of biodiesel demand during 2012. The demand that results from RFS2 may continue to lead to strong biodiesel demand in 2012 which management anticipates will support biodiesel prices and allow us to continue to operate the biodiesel plant.

In order to track compliance with RFS2, the EPA created a numbering system called the renewable identification number (RIN). Biodiesel producers who are registered with the EPA are required to generate RINs for each gallon of biodiesel produced. These RINs are typically sold along with the biodiesel so that certain fuel blenders who are required to use renewable fuels under RFS2 can redeem these RINs in order to comply with RFS2. However, it is possible to separate the RINs from the biodiesel that is produced and sell the RINs separately. The RINs have value to fuel blenders who use less renewable fuels than they are required to use under the RFS2. These fuel blenders can purchase RINs to meet their requirements under the RFS2 without actually using renewable fuels. This may occur in regions of the United States where it is impossible or impractical to use renewable fuels directly.

VEETC Biodiesel Blenders' Tax Credit

The American Jobs Creation Act of 2004 originally created the biodiesel blenders' excise tax credit under the VEETC. Known as the biodiesel blenders' credit, it provided a tax credit of $1.00 per gallon for biodiesel. The biodiesel blenders' credit expired on December 31, 2011 and management does not believe that it will be renewed. However, many in the biodiesel industry believe that due to the biodiesel use requirements in RFS2, demand for biodiesel will continue during 2012, despite the loss of the biodiesel blenders' credit.

State Programs

Several states have enacted various pieces of legislation that are designed to benefit the biodiesel industry, including production incentives or biodiesel use mandates. These state incentives may support biodiesel demand in the future, even if federal biodiesel use incentives or programs are repealed. We are directly benefited by a piece of legislation that Iowa adopted in May 2011. The Iowa law provides a biodiesel production incentive of $0.03 per gallon in 2012, $0.025 per gallon in 2013, and $0.02 per gallon in 2014, for each gallon of biodiesel produced in an Iowa biodiesel production facility. This biodiesel production incentive is capped at the first 25 million gallons of biodiesel produced per biodiesel production facility. Further, the Iowa law provides a credit for biodiesel retailers in Iowa. In 2012, retailers earn $0.02 per gallon for B2 blends, which is a fuel blend which contains 2% biodiesel and 98% diesel. The Iowa legislation also provides that in 2012, retailers can earn $0.045 per gallon for B5 blends, which is a fuel blend that contains 5% biodiesel and 95% diesel. For 2013 through 2017, Iowa retailers earn $0.045 per gallon of B5.

Commodity Credit Corporation Bioenergy Program

The Farm, Nutrition and Bioenergy Act of 2008 reauthorized the Commodity Credit Corporation, or CCC, Bioenergy Program. The program provided $55.0 million in funding in both 2009 and 2010, $85.0 million in funding in 2011 and $105.0 million in funding in 2012 for producers of advanced biofuels derived from renewable biomass, including biodiesel, other than corn kernel. Biodiesel producers must apply for this credit and will be paid based on the quantity and duration of advanced biofuels production and on net non-renewable energy content of the advanced biofuel. Funding to a single eligible producer may be limited to ensure equitable distribution of funding. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. We received approximately $385,000 in funds pursuant to the CCC Bioenergy Program in our 2011 fiscal year and we anticipate receiving additional funds in our 2012 fiscal year.

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

Costs of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits for plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. During our 2011 fiscal year we spent approximately $20,000 on environmental costs. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources complying with such regulations.

We are subject to oversight activities by the EPA. We have obtained an identification number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa's environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims could have an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Employees

As of September 30, 2011 we had 20 full-time employees.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business

We are experiencing liquidity issues which could require us to cease operations.  We are experiencing liquidity issues associated with the high cost of our raw materials, decreased demand for biodiesel, and the delay between when we purchase those raw materials and when we receive payments for sales of our finished products.  We recently restructured our long-term debt and entered into an agreement with Gavilon which will provide a minimum level of production at the plant during calendar year 2012. However, the outstanding balance of our long-term debt is due in full on January 5, 2013. Further, we may experience conditions which prevent us from operating profitably during our 2012 fiscal year and thereafter which may result in our failure which could decrease or eliminate the value of our units.

We have a history of losses and may not ever operate profitably. For the fiscal year ended September 30, 2011, we incurred a net loss of approximately $4.8 million. While we have entered into an agreement with Gavilon which provides for a minimum guaranteed amount of production or an equivalent cash payment for calendar year 2012, there is no assurance that we will be successful in our efforts to continue to operate the biodiesel plant. Further, we may not be able to secure a comparable agreement for calendar year 2013 if we cannot reach an agreement with Gavilon to renew the 2012 agreement. These factors may lead to our inability to continue to service our debt and operate the biodiesel plant profitably which could result in our failure which could decrease or eliminate the value of our units.

We anticipate being dependent on Gavilon in order to profitably operate the biodiesel plant. We recently entered into an agreement with Gavilon to sell all of the biodiesel that we produce at the plant during calendar year 2012. We have also agreed to purchase all of the feedstock that we require to produce biodiesel from Gavilon during calendar year 2012. As a result, we anticipate that nearly all of our revenue will be derived from sales of biodiesel to Gavilon. If Gavilon were to fail or if it does not purchase all of the biodiesel we produce, it may negatively impact our ability to profitably operate the biodiesel plant. Our inability to profitably operate the biodiesel plant may decrease or eliminate the value of our units.

We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results.  We account for the impairment of long-lived assets to be held and used in accordance with ASC Topic 360.  In accordance with ASC Topic 360, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. At September 30, 2011, the carrying amount of our fixed assets is approximately $30.8 million. In determining if there has been an impairment, we have projected future cash flows based on our anticipated 2012 demand for biodiesel created by RFS2 along with our agreement with Gavilon. However, conditions in the biodiesel industry may change which may require us to adjust our cash flow projections. This change may require us to recognize an impairment of the value of our assets, which impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Our business is not diversified. Our success depends largely upon our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and its co-products. If biodiesel production becomes unprofitable, for example, with the loss of the biodiesel use mandates in RFS2, it may result in our failure which could decrease or eliminate the value of our units.

We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent upon our directors to manage our business. Most of our directors are experienced in business generally, but have limited experience in operating a biodiesel plant or in governing and operating a public company. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors. If we cannot recruit, hire and retain skilled management for our plant, and if our directors are unable to manage our operations, the value of our units may be decreased or eliminated.

We may incur costs to maintain the biodiesel plant which could negatively impact the value of our units. From time to time we need to perform maintenance on the biodiesel plant and we may be required to replace equipment at the plant which is damaged or worn out. These maintenance activities may result in additional capital expenditures for which we do not have sufficient cash. If we are unable to secure the capital we require to maintain the biodiesel plant, it may operate at less than full capacity or it may not operate at all. Any inability to maintain the biodiesel production facility could negatively impact the value of our units.

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

Our operations may be negatively impacted by natural disasters, severe weather conditions and other unforeseen plant shutdowns which can negatively impact our operations. Our operations may be negatively impacted by events outside our control such as natural disasters, severe weather, strikes, train derailments and other unforeseen events which may negatively impact our operations. If we experience any of these unforeseen circumstances which negatively impact our operations, it may affect our cash flow and negatively impact the value of our units.

We may incur casualty losses which are not covered by insurance which could negatively impact the value of our units. We have purchased insurance which we believe adequately covers our losses from foreseeable risks. However, there are risks that we may encounter for which there is no insurance or for which insurance is not available on terms that are acceptable to us. If we experience a loss which materially impairs our ability to operate the biodiesel plant which is not covered by insurance, the value of our units may be negatively impacted.

Risks Related to Biodiesel Production

Decreases in the price of and demand for biodiesel may negatively impact our ability to profitably operate the biodiesel plant. Our operations depend on a favorable spread between the market price of biodiesel and the raw material costs associated with producing biodiesel. Recently, biodiesel production has been profitable, in part due to government incentives to produce biodiesel such as the biodiesel blenders' credit and RFS2. However, the biodiesel blenders' credit expired on December 31, 2011 and management anticipates it will not be renewed. This may impact the market price of biodiesel. While management believes that a market for biodiesel will continue to exist due to the renewable fuel use mandates in RFS2, if RFS2 is reduced or eliminated it may significantly reduce demand for biodiesel. If the spread between market biodiesel prices and the cost of the raw materials necessary to produce biodiesel shrink or become negative, we anticipate that we will not operate the biodiesel plant. This may result in our failure which may reduce or eliminate the value of our units.

Feedstock prices have been volatile which can negatively impact our ability to profitably operate the biodiesel plant. The cost of feedstock is the single largest cost associated with producing biodiesel. Feedstock prices have been volatile over the past several years and management anticipates that feedstock prices may continue to be volatile. This volatility may result in periods of time when biodiesel production is not profitable. While we have entered into an agreement with Gavilon to purchase all of the feedstock that we require to produce biodiesel at the plant, and there are certain minimum purchase requirements in the agreements, Gavilon may fail and we may not be able to secure feedstock from another provider which could negatively impact the value of our units. Further, our agreement with Gavilon only lasts through calendar year 2012. If this agreement is not renewed and we cannot find an alternate feedstock supplier, we may be unable to profitably operate the biodiesel plant.

If we are unable to maintain compliance with the requirements of our loans with MLIC, we may fail which could negatively impact the value of our units. We recently entered into an agreement with MLIC to restructure our current credit facilities. This agreement provides a new schedule of payments for calendar year 2012. Further, this agreement provides that the entire outstanding balance of our loans with MLIC is due in full on January 5, 2013. If we are unable to refinance our loans with MLIC prior to January 5, 2013 or extend this maturity date, we may be in default of our loans and MLIC could foreclose on all of our assets, including the biodiesel plant. Further, if we fail to maintain compliance with the financial and business covenants in our credit agreements with MLIC during calendar year 2012, we may also fail and MLIC may foreclose on our assets. If we fail to maintain compliance with our loans, the value of our units may decrease or be eliminated.

An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices has led to the imposition of tariffs on biodiesel imported into Europe, which could result in further losses from our business. The European Commission conducted anti-subsidy and anti-dumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. The tariffs went into effect

March 13, 2009 and the European Commission determined in July 2009 that the tariffs would be extended through 2014. These tariffs have virtually eliminated our ability to make profitable sales in Europe. This has reduced demand for biodiesel which could continue and may result in a decrease or elimination of the value of our units.

If the supply of biodiesel in the United States exceeds demand, it may result in a decrease in the market price of biodiesel which could impair our ability to profitably operate the biodiesel plant. Currently, there is more biodiesel production capacity in the United States than there is biodiesel demand. This has resulted in biodiesel producers reducing operating capacity or ceasing operations altogether. This situation may continue, despite recent demand increases associated with RFS2. If biodiesel supply and production capacity continue to exceed biodiesel demand, lower biodiesel prices may result which could negatively impact our ability to profitably operate the biodiesel plant and may negatively impact the value of our units.

Excess production of glycerin, the primary co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In the past, biodiesel producers have been forced to give away glycerin they have produced or in some cases pay to dispose of the glycerin. While prices for glycerin have risen, they could decrease again in the future. If we are unable to secure a reasonable price for the glycerin we produce, it will negatively impact our ability to profitably operate the biodiesel plant which could reduce or eliminate the value of our units.

The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the cost of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. If we experience a sustained period of high feedstock costs or reduced biodiesel prices, such pricing and costs may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated.

The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. These large biodiesel producers are capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these producers may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. While we anticipate the agreements we entered into with Gavilon will allow us to operate the biodiesel plant during the 2012 calendar year, we may not be able to operate past that time. Further, in light of the competitive advantage of these larger biodiesel producers, the market price of biodiesel may be lower which could adversely affect our ability to generate profits and adversely affect our financial obligations.

We are at a disadvantage in marketing our glycerin because our plant cannot produce pharmaceutical grade glycerin, thereby decreasing the market for the glycerin we produce. A major use of glycerin is in the production of drugs. The glycerin our plant produces, however, is not pharmaceutical grade glycerin. This limits our ability to market the glycerin produced by our biodiesel plant. The glycerin we produce has to be purified in order for it to be used in pharmaceutical applications. Since the market in which we can sell our glycerin is limited, we might not be able to sell all of the glycerin we produce or we may not be able to sell our glycerin at a favorable price. If we cannot sell all of the glycerin we produce or cannot sell it at a favorable price, our ability to operate our biodiesel plant profitably might be adversely affected which could decrease the value of our units.

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

Seasonal demand decreases for biodiesel may negatively impact our operations. The chemical characteristics of biodiesel may make certain biodiesel less desirable during winter months due to the tendency of biodiesel to gel (or change from a liquid to a solid) at a lower temperature compared to petroleum-based diesel fuel. While management believes that provided the ratio of biodiesel to petroleum-based diesel is within an acceptable range, the ability to use biodiesel in cold weather climates is not compromised, some seasonal decreases in demand during the winter months may result. This may result in decreased biodiesel revenue during the winter months which could negatively impact our cash flow and our ability to profitably operate the biodiesel plant.

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

Risks Related to Our Financing Plan

We have limited access to liquid funds which may impair our ability to operate the biodiesel plant at full capacity and may impact our ability to operate profitably. We have very limited access to cash in order to purchase raw materials and operate our business. As a result, we have been working to secure contracts with counter-parties, such as the agreement we executed with Gavilon, which allows us to reduce our raw materials costs so we can operate the biodiesel plant at a higher capacity. However, our lack of liquidity has impacted our operations and may continue to affect our ability to profitably operate the biodiesel plant. This may reduce or eliminate the value of our units.

We have had difficulty meeting the covenants in our credit agreements with MLIC which could result in our failure. We operated under a forbearance agreement with MLIC during our entire 2011 fiscal year and the first quarter of our 2012 fiscal year. Recently, we entered into an agreement with MLIC to restructure our credit facilities in a manner that management believes will allow us to remain in compliance with our loans during our 2012 fiscal year. However, the maturity date of our long-term loan is January 5, 2013. At that time we will either need to refinance our long-term loan or secure MLIC's consent to an extension of the agreement. If we are unable to extend the maturity date of our long-term loan past January 5, 2013, we may fail and MLIC may foreclose on our assets, including the biodiesel production facility. This may reduce or eliminate the value of our units.

Our credit agreements with MLIC contain restrictive covenants which we may violate which could result in our failure. Our loan agreements with MLIC contain restrictive covenants which, among other things, require us to maintain minimum levels of tangible net worth and cash flow ratios. These covenants restrict our ability to make distributions on the units without the prior consent of our lender. In addition, failure to comply with these covenants may constitute an event of default under our loan agreements. We are currently in compliance with all of our material loan covenants, however, we may default on these loan covenants in the future. If we default on our loan covenants and MLIC refuses to grant us a waiver of these covenant defaults, we may fail which could reduce or eliminate the value of our units.

We may be unable to raise additional capital in the event our funds from operations and our credit facilities are insufficient to fund our operations for the next twelve months. In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations or to otherwise comply with the covenants contained in our financing agreements with our lender during the next 12 months, the board of directors may decide to attempt to issue additional membership units in our company through one or more private placements. In such event, however, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. Due to current market conditions in the biodiesel industry, we may not be able to attract sufficient numbers of investors to provide us with the necessary amount of additional capital. For the same reasons, we may be unable to obtain additional debt financing for operations in the event we cannot raise sufficient capital. In such event, we may be forced to shut down the plant, either temporarily or permanently, or we may be unable to comply with the loan covenants contained in our credit agreements with MLIC, which entitles our lender to accelerate payments under our credit agreements or foreclose on our assets, including the biodiesel production facility.

Our auditor has raised doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in the accompanying financial statements, we have generated accumulated losses of approximately $20.1 million since our inception, have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues raise doubts about our ability to continue as a going concern. See Note 7 to the financial statements. Further, our loan agreements with our lender contained covenants which we were not in compliance with as of September 30, 2011. However, on January 11, 2012 our lender waived these violations and entered into a new agreement which extends the maturity date of the debt through January 5, 2013. In the event our lender declared a default under the Loan Agreement and elected to accelerate our payments or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.

Risks Related to Regulation and Governmental Action

RFS2 may be reduced or eliminated which could significantly impact the demand for and market price of biodiesel which could result in our failure. The biodiesel industry is currently benefited by the biodiesel use requirements in RFS2 which has created demand for biodiesel which may disappear without this government incentive. Recently, there has been legislation introduced in Congress which seeks to reduce or eliminate the renewable fuels mandates in the RFS2. While management believes that these pieces of legislation do not have sufficient support to be enacted into law, the composition of Congress and the White House may change in the future which could result in the decrease or elimination of RFS2. If this were to occur, demand for biodiesel may be significantly affected and we may fail. If we fail, the value of our units may be reduced or eliminated.

Loss of the biodiesel blenders' credit may negatively impact our ability to profitably operate the biodiesel plant. The biodiesel blenders' credit of $1.00 per gallon of biodiesel which is blended with petroleum-based gasoline expired on December 31, 2011. While management believes that the minimum biodiesel use requirements of the RFS2 will result in demand for biodiesel, even after the expiration of the biodiesel blenders' credit, demand for biodiesel may be lower than it otherwise would be if the credit was still in existence. If we are unable to compete due to the loss of the biodiesel blenders' credit or other negative market factors, we may fail which could decrease or eliminate the value of our units.

State incentives for biodiesel may be repealed which may negatively impact demand for biodiesel. Biodiesel demand and the market price of biodiesel is currently benefited by state incentives to produce and sell biodiesel. These state incentives include state biodiesel use mandates, tax credit and retailer incentives. If these state incentives were to be eliminated, especially incentives for biodiesel producers located in Iowa, our ability to profitably operate the biodiesel plant may be negatively impacted which could decrease or eliminate the value of our units.

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

ITEM 2. PROPERTIES

Our property consists primarily of the biodiesel plant and the real estate upon which the plant sits in Washington, Iowa. All of our operations are located at our biodiesel plant site. Our property meets our current needs to operate our business and produce biodiesel and its co-products for sale.

All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with MLIC Assets Holdings, LLC (MLIC). Money borrowed under the Iowa Department of Economic Development loan is also secured by substantially all of our assets, but is subordinate to the agreements with MLIC.

ITEM 3. LEGAL PROCEEDINGS

In February 2009, we gave notice to REG that it had breached our management and operational services agreement (MOSA) in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. The arbitration was originally set for August 22, 2011 through September 2, 2011 in Des Moines, Iowa. However, the arbitration was continued until October 31, 2011 through November 11, 2011. Prior to arbitration, we reached a settlement agreement with REG. We agreed to dismiss the arbitration and REG agreed to dismiss its counterclaims. The parties also agreed to attempt to negotiate a long-term toll manufacturing agreement with REG. We were not required to enter into an agreement with REG with respect to toll manufacturing in the event we secured a more favorable contract from another party. We recently gave REG notice that we were proceeding with a more favorable long-term biodiesel manufacturing agreement and therefore have satisfied our obligations under the settlement agreement.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units, however; as of the date of this report no trades have been completed on our private qualified online matching service. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize Iowa Renewable Energy as being a broker or dealer or an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC's filing system. However, if at any time we cease to be a public reporting company, we anticipate continuing to make information about the Company publicly available on our website.

Unit Holders

As of January 13, 2012, we had approximately 614 unit holders of record.

Distributions

We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, subject to certain restrictions in our credit agreement with MLIC and restrictions contained in Iowa law. However, our second amended and restated operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.

Equity Compensation Plans

We do not have any equity compensation plans under which equity securities of Iowa Renewable Energy are authorized for issuance.

Sale of Unregistered Securities

We did not make any sales of equity securities that were unregistered during the fiscal year ended September 30, 2011.

Repurchases of Equity Securities

Neither we, nor anyone acting on our behalf, has repurchased any of our outstanding units.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-

looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations for the Fiscal Years Ended September 30, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2011 and September 30, 2010:

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2011		September 30, 2010
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$32,680,420	100.0%	$9,234,866	100.0%
Cost of Sales	34,554,491	105.7%	12,070,190	130.7%
Gross (Loss)	(1,874,071)	(5.7)%	(2,835,324)	(30.7)%
Operating Expenses	849,489	2.6%	887,187	9.6%
Operating (Loss)	(2,723,560)	(8.3)%	(3,722,511)	(40.3)%
Other Income	385,649	1.2%	460,104	5.0%
Interest Expense	(2,490,717)	(7.6)%	(1,109,649)	(12.0)%
Net (Loss)	$(4,828,628)	(14.8)%	$(4,372,056)	(47.3)%

Revenues

The following table shows the sources of our revenue for the fiscal years ended September 30, 2011 and September 30, 2010.

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2011		September 30, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$28,484,617	87.16%	$8,820,946	95.52%
Co-product Sales	627,200	1.92%	226,288	2.45%
Federal Incentives	1,260,188	3.86%	187,632	2.03%
RINs	2,305,973	7.06%	—	—%
Other Revenue	2,442	0.01%	—	—%
Total Sales Revenue	$32,680,420	100.00%	$9,234,866	100.00%

Our primary sources of revenue are sales of biodiesel, sales of co-products such as glycerin and soap-stocks, federal and state biodiesel production incentives and sales of RINs. We generated significantly more revenue during our 2011 fiscal year compared to our 2010 fiscal year due to increased production at the biodiesel plant. We sold more gallons of biodiesel during our 2011 fiscal year compared to our 2010 fiscal year. During our 2011 fiscal year, we supplemented our production by entering into toll manufacturing contracts in order to minimize the amount of cash we used to purchase raw materials which helped us to maintain liquidity. Due to our limited working capital during our 2011 fiscal year, we could not operate at full capacity if we were required to purchase all of the feedstock necessary to produce biodiesel. In addition, we increased the amount of revenue that we generated from co-product sales during our 2011 fiscal year compared to the same period of 2010. We also generated significantly more revenue from federal and state production incentives during our 2011 fiscal year compared to the same period of 2010, primarily due to increased production of biodiesel during our 2011 fiscal year. We also generated revenue during our 2011 fiscal year related to sales of RINs. We did not have any revenue from RINs sales during our 2010 fiscal year and we do not anticipate having any revenue from RINs during our 2012 fiscal year. We had revenue from RINs in our 2011 fiscal year due to the fact that we were required to purchase biodiesel in the market in order to satisfy certain contracts that we had in place during March, April and May of 2011 which we could not completely fill. As a result, we were allowed to sell the RINs associated with this purchased biodiesel separately which resulted in additional revenue during our 2011 fiscal year.

The biodiesel blenders' credit expired on December 31, 2011 and management does not anticipate that this biodiesel production incentive will be renewed. Management believes that the loss of this tax incentive could negatively impact biodiesel demand and prices going forward, however, management also believes that due to the mandatory biodiesel use requirements of the Renewable Fuels Standard (RFS), there will continue to be demand for biodiesel during our calendar year 2012, despite the loss of the biodiesel blenders' credit. We have entered into an agreement with Gavilon which provides a minimum level of production during the 2012 calendar year which we believe will positively impact our revenue during that period. The minimum purchase requirement equals approximately 50% to 70% of our total production capacity depending on which feedstocks are used. Management believes that the Gavilon contract will allow us to operate at a profit during our 2012 fiscal year and will allow us to recommence making payments on our long-term loan with MLIC.

Cost of Sales

Our cost of sales was significantly higher for our 2011 fiscal year compared to the same period of 2010 due to increased raw material costs. These higher raw material costs were due to our increased production of biodiesel along with higher raw material prices during the 2011 period. For our 2012 fiscal year, we anticipate continued volatility in feedstock costs. However, due to our feedstock procurement agreement with Gavilon, we anticipate that we will be able to purchase feedstock at prices that will allow us to profitably operate the biodiesel plant. Further, management anticipates that our cost of sales, other than feedstock costs, will remain stable in our 2012 fiscal year which based on current management projections will allow us to profitably operate during our 2012 fiscal year. However, if we were to experience significantly higher feedstock costs, especially if biodiesel prices do not increase comparatively, we may not produce more biodiesel than the minimum requirements in the Gavilon agreement which could limit our profitably. In addition, if Gavilon fails, we may not be able to profitably operate the biodiesel plant without the guaranteed minimums in the Gavilon agreement.

Operating Expense

Our operating expenses were lower for our 2011 fiscal year compared to the same period of 2010 due to cost cutting measures we implemented in order to maintain our liquidity. These operating expenses represented a smaller percentage of our total revenue during our 2011 fiscal year compared to the same period of 2010 due to the fact that we had more revenue during the 2011 fiscal year.

Interest Expense

Interest expense increased to $2,490,717 for the fiscal year ended ended September 30, 2011 compared to $1,109,649 during the same period in 2010. Our interest expense increased due to increased borrowing on our revolving line of credit and the higher interest rates we are paying on our loans as a result of our forbearance agreements with MLIC.

Changes in Financial Condition for the Fiscal Years Ended September 30, 2011 and September 30, 2010

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Current Assets	$11,151,527	$1,233,887
Net Property and Equipment	30,763,055	33,376,312
Other Assets	816	1,068,462
Current Liabilities	14,296,932	27,769,336
Long-Term Liabilities	24,537,769	—
Members' Equity	3,080,697	7,909,325

Assets

Our current assets were higher at September 30, 2011 compared to September 30, 2010 primarily related to our increased accounts receivable, inventory and prepaid and other assets as of September 30, 2011. This increase in our accounts receivable and inventory was due to the fact that we were operating the biodiesel plant as of September 30, 2011 and we were not operating as of September 30, 2010. The increase in our prepaid and other assets at September 30, 2011 compared to September 30, 2010 was due to payments we made for inventory, including feedstock and chemicals. We had no amount due from our commodities broker as of September 30, 2011 because we did not have any derivative instrument positions as of September 30, 2011. Our property and equipment was lower at September 30, 2011 compared to September 30, 2010 because of depreciation. The cash we had in our restricted cash account in other assets was lower at September 30, 2011 compared to September 30, 2010 because our lender has used that cash to make payments on our credit facilities. We continue to amortize the costs associated with our credit facilities which decreased the value of our other assets at September 30, 2011 compared to September 30, 2010.

Liabilities

Our current liabilities were lower at September 30, 2011 compared to September 30, 2010 because we reclassified our term loan as long-term debt at September 30, 2011 due to our recent extension agreement with MLIC which provided a maturity date of January 5, 2013 for our loans. Offsetting this decrease was increased borrowing on our line of credit due to raw material purchases we made in order to produce biodiesel and operate the plant. Our accounts payable was also higher at September 30, 2011 compared to September 30, 2010 because we were operating the biodiesel plant as of September 30, 2011 and we had no operations at September 30, 2010.

Liquidity and Capital Resources

Liquidity and Capital Resources

We have very limited access to liquid assets that we can use to purchase raw materials and operate our plant. Our only sources of liquidity are cash from our operations, including payments we expect to receive from Gavilon pursuant to our biodiesel production agreement and our $1 million line of credit with Washington State Bank and Federation Bank. We do not have sufficient liquid assets in order to operate the biodiesel plant at capacity for the next 12 months. In order to preserve our liquidity, we may be required to reduce plant operations or cease operating altogether at times when we do not have sufficient liquid assets to continue to operate the biodiesel plant. Management continues to work to maximize the value of our liquid assets so we can continue to operate the biodiesel plant. We do not anticipate making any significant capital expenditures in the near term that are not necessary to continue operating the biodiesel plant.

Cash Flow from Operating Activities

Our operating activities used approximately $6,920,000 in cash for our 2011 fiscal year. During the comparable period of 2010, our operating activities provided us approximately $2,044,000 in cash. The primary difference between the two periods was that we had a smaller net loss during the 2010 period and our accounts receivable and inventory were decreasing during the 2010 period while our accounts receivable and inventory were increasing during the 2011 period.

Cash Flow from Investing Activities

We used cash from investing activities during our 2011 fiscal year due to debt payments made from our restricted cash and capital we used for general maintenance of the biodiesel plant. During the comparable period of 2010, the amount we were required to maintain in our restricted cash account decreased and we used the cash in our operations. We had a comparable amount of capital investments during our 2010 fiscal year compared to our 2011 fiscal year.

Cash Flow from Financing Activities

Our financing activities provided us a significant amount of cash during our 2011 fiscal year due to funds we received from our revolving line of credit. Due to our forbearance agreements with MLIC, we did not make any significant payments on our long-term debt during our 2011 fiscal year. During our 2010 fiscal year, we used a significant amount of cash related to our financing activities due to payments we made on our long-term debt. We did not have a line of credit during our 2010 fiscal year.

Short-Term and Long-Term Debt Sources

During our 2011 fiscal year, we had two loans outstanding with our primary lender MLIC, a $6 million revolving line of credit and a term loan which was used to finance the construction and start-up of the biodiesel plant. On January 11, 2012, we entered into a restructured credit agreement with MLIC which provides for an extension of the maturity date of our term loan until January 5, 2013. Our restructured credit agreement with MLIC provided for new financial covenants which management believes we will satisfy for the rest of our 2012 fiscal year. In addition to the MLIC loan, we executed a new $1 million line of credit with Washington State Bank and Federation Bank.

The term loan was used to finance the construction and start-up operations of our biodiesel plant. Currently, the maturity date of the term loan is January 5, 2013. Interest accrues pursuant to the term loan at a variable rate of 6% above the one month London Interbank Offered Rate (LIBOR). We are required to commence making monthly principal and interest payments of $350,000 on the term loan starting in February 2012 and continuing until maturity. The term loan will also be subject to an additional principal payment based on our earnings before taxes, depreciation and amortization in excess of $300,000 per month. As of September 30, 2011, the outstanding balance of the term loan was approximately $27,421,000 and the term loan accrued interest at a rate of 6.22% per year.

In addition to the term loan, during our 2011 fiscal year we had a $6 million revolving line of credit loan. This revolving line of credit was used to finance raw material purchases. Interest accrued on the revolving line of credit at a variable rate of 12% above the one month LIBOR. As of September 30, 2011, the outstanding balance of the revolving line of credit was approximately $5,974,000 and we had approximately $26,000 available to be drawn. As of September 30, 2011, the revolving line of credit accrued interest at a rate of 12.22% per year. On January 11, 2012, we entered into a new $1 million revolving line of credit and the entire balance of our prior line of credit was repaid. The maturity date of the $1 million revolving line of credit is January 5, 2013. Interest accrues on the line of credit at a fixed rate of 6% per year.

Covenants

Our loan agreements with MLIC contain various covenants and financial ratios. As of September 30, 2011, we were out of compliance with each of our material financial covenants and ratios due to our current financial condition and the fact that we have not been operating the biodiesel plant at full capacity. Pursuant to various agreements we executed with MLIC, it agreed to forbear from exercising its remedies under the loan agreements until January 2, 2012. We subsequently agreed to restructure our credit agreements with MLIC in order to address the expiring forbearance. Our material financial covenant in effect during our 2011 fiscal year was our tangible net worth covenant. As of the end of our 2011 fiscal year, we were required to maintain tangible net worth of $5 million. As of September 30, 2011, we had tangible net worth of approximately $3.1 million.

Management attributes our previous inability to satisfy our financial covenants and ratios with unfavorable operating conditions in the biodiesel industry. Due to our restructured credit agreements with MLIC, we have new financial ratios and covenants that we must satisfy. Starting on January 11, 2012, we are required to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. We are also required to maintain a cash flow coverage ratio, as defined in our amended credit agreement, on a monthly basis of 1.00 to 1.00 starting in February 2012. Management anticipates that we will be in compliance with our material financial covenants for the rest of our 2012 fiscal year as a result of our restructured credit agreements.

Grants and Government Programs

In 2006, we entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development's Value Added Program. One hundred thousand dollars of the loan is forgivable (and has been forgiven) and the remaining $300,000 of principal amount does not bear interest. We recently requested and were granted a six-month waiver on payments pursuant to this loan. This waiver began in January 2011. In order to receive this waiver, we agreed to pay interest at an annual rate of 6.0% on the outstanding balance of the loan. The balance at September 30, 2011 was $55,000.

On May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for a grant of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less).  Interest on the loan amount accrues at a rate of 3.67% per year for five years. We made our first payment under this loan in December 2008.  The balance at September 30, 2011 was approximately $224,000.

Distribution to Unit Holders

As of September 30, 2011, the board of directors of the Company had not declared or paid any distributions.

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

Derivative Instruments and Hedging Activities

Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging Activities, or ASC 815, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under ASC 815 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Our forward contracts related to the purchase of soy oil that we enter into from time to time are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of ASC 815.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with our policy we have estimated that the future undiscounted cash flows from operations of this facility exceed its carrying value at September 30, 2011, therefore no impairment loss was recognized.

The estimate of cash flows that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the recoverable amount of the asset may result from, but are not limited to, profitability of, and continuance of the Gavilon agreement, significant changes in the regulatory environment, the business climate, management's plans, legal factors, the future price of feedstock inputs in relation to the future price of biodiesel and the overall pricing and demand for biodiesel. Changes in the assumptions used within the analysis can have a significant effect on the determination of impairment given the sensitivity of the analysis and the projected long life of the asset.

Recently, the biodiesel blenders' credit was allowed to expire and management does not anticipate that it will be renewed. However, due to certain biodiesel use requirements in RFS2 and state requirements, management anticipates continued demand for biodiesel. In 2012, RFS2 requires the use of 1 billion gallons of biomass-based diesel, which primarily will be satisfied using biodiesel. Further, for 2013 the biodiesel use requirement under RFS2 will increase to 1.28 billion gallons. Our projections are based upon the anticipated demand that will be created by RFS2 along with our agreement with Gavilon. RFS2 requires that the biomass-based diesel requirement of the RFS2 will not be less than 1.0 billion per year through 2022. After 2022, future rulemaking by the EPA will set the minimum levels of biodiesel. Further, biodiesel is an advanced biofuel by designation and the minimum requirement under RFS2 by 2022 of advanced biofuel is 21.0 billion gallons per year. Biodiesel can be used to meet that obligation. As a result of the plant being able to utilize multiple feedstock sources, we believe that we are positioned nicely on the supply curve and will be one of the earlier plants to meet capacity requirements when the market opens. If we fail to see these economic improvements and feedstock prices continue to display intense volatility that are not recoverable in the pricing structure, then there could be significant adjustments to our projections which could lead to a future impairment charge.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

IITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to include this information due to its status as a smaller reporting company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Iowa Renewable Energy, LLC

We have audited the accompanying balance sheets of Iowa Renewable Energy, LLC as of September 30, 2011 and 2010, and the related statements of operations, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iowa Renewable Energy, LLC as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, has incurred significant debt and has experienced significant liquidity issues. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Davenport, Iowa
January 19, 2012

IOWA RENEWABLE ENERGY, LLC
BALANCE SHEETS

ASSETS	September 30, 2011	September 30, 2010
Current Assets
Cash and cash equivalents	$210,533	$479,309
Cash, restricted by loan agreement	929,520	—
Due from broker	—	310,390
Accounts receivable	2,461,379	—
Inventory	7,081,589	372,547
Prepaid and other assets	468,506	71,641
	11,151,527	1,233,887
Property and Equipment
Land	420,000	420,000
Plant and processing equipment	40,719,594	40,742,442
Office building, furniture and fixtures	627,916	588,965
Equipment and vehicles	240,216	240,241
	42,007,726	41,991,648
Accumulated depreciation	(11,244,671)	(8,615,336)
	30,763,055	33,376,312

Other Assets
Cash, restricted by loan agreement	816	730,288
Financing costs, net	—	338,174
	816	1,068,462
Total Assets	$41,915,398	$35,678,661

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$2,883,595	$27,457,729
Revolving line of credit	5,974,473	—
Accounts payable and accrued expenses	5,438,864	311,607
Total current liabilities	14,296,932	27,769,336

Long-Term Debt	24,537,769	—

Members' Equity
Members' contributions, net of issuance costs, units outstanding 2011 and 2010 26,331	23,165,422	23,165,422
Accumulated (deficit)	(20,084,725)	(15,256,097)
	3,080,697	7,909,325
Total Liabilities and Members' Equity	$41,915,398	$35,678,661

See Notes to Financial Statements

IOWA RENEWABLE ENERGY, LLC
STATEMENTS OF OPERATIONS

	September 30, 2011	September 30, 2010

Revenues:
Sales of biodiesel and related products	$29,114,259	$9,047,234
RINs	2,305,973	—
Federal incentives	1,260,188	187,632
	32,680,420	9,234,866

Cost of Sales	34,554,491	12,070,190

Gross (Loss)	(1,874,071)	(2,835,324)

Operating Expenses
General and administrative	807,650	849,187
Depreciation	41,839	38,000
	849,489	887,187

(Loss) before other income (expense)	(2,723,560)	(3,722,511)

Other Income (Expense)
Interest and other income	385,649	460,104
Interest expense	(2,490,717)	(1,109,649)
	(2,105,068)	(649,545)

Net (Loss)	$(4,828,628)	$(4,372,056)

Weight Average Units Outstanding	26,331	26,331

Net (Loss) Per Unit - basic and diluted	$(183.38)	$(166.04)

See Notes to Financial Statements

Iowa Renewable Energy, LLC

Statements of Changes in Members' Equity (Deficit)
Years Ended September 30, 2011 and 2010

	Member Units	Member Contributions	Accumulated Deficit	Total Members' Equity (Deficit)
Balance, September 30, 2009	26,331	$23,165,422	$(10,884,041)	$12,281,381
Net (loss)	—	—	(4,372,056)	(4,372,056)
Balance, September 30, 2010	26,331	23,165,422	(15,256,097)	7,909,325
Net (loss)	—	—	(4,828,628)	(4,828,628)
Balance, September 30, 2011	26,331	$23,165,422	$(20,084,725)	$3,080,697

See Notes to Financial Statements

IOWA RENEWABLE ENERGY ,LLC
STATEMENTS OF CASH FLOWS

	September 30, 2011	September 30, 2010

Cash Flows from Operating Activities
Net (loss)	$(4,828,628)	$(4,372,056)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	2,629,335	2,651,358
Amortization	338,174	121,891
Unrealized (gain) loss on derivative financial instruments	—	(66,762)
Change in working capital components:
(Increase) in restricted cash, current	(929,520)	—
(Increase) decrease in due from broker	310,390	166,669
(Increase) decrease in accounts receivable	(2,461,379)	1,236,935
(Increase) decrease in inventory	(6,709,042)	2,893,106
(Increase) decrease in prepaids and other assets	(396,865)	45,709
Increase (decrease) in accounts payable and accrued expenses	5,127,257	(632,625)
Net cash provided by (used in) operating activities	(6,920,278)	2,044,225

Cash Flows from Investing Activities
Purchase of property and equipment	(16,078)	(16,196)
Decrease in restricted cash, noncurrent	729,472	470,830
Net cash provided by investing activities	713,394	454,634

Cash Flows from Financing Activity
Debt issuance costs	—	(121,000)
Net proceeds from revolving line of credit	5,974,473	—
Payment on long-term borrowings	(36,365)	(2,547,847)
Net cash provided by (used in) financing activities	5,938,108	(2,668,847)

Net increase (decrease) in cash and cash equivalents	(268,776)	(169,988)

Cash and cash equivalents:
Beginning	479,309	649,297
Ending	$210,533	$479,309

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,229,406	$510,957

See Notes to Financial Statements.

Iowa Renewable Energy, LLC
Notes to Audited Financial Statements

Note 1.        Nature of Business and Significant Accounting Policies

Nature of business:

Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a biodiesel manufacturing plant with an annual capacity of between 25 and 30 million gallons, depending on the feedstock used. The Company was in the development stage until July 2007, when it commenced operations. See Note 7 for discussion of management's plans for current operations.

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

Restricted cash: Included in other assets are deposits to custodial accounts held by our lender. Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into an account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000. As part of the line of credit agreement, discussed in Note 4 below, the lenders will defer principal payments and pull interest payments from the debt service reserve. The lenders began taking interest payments from the debt service reserve in June of 2010. The balance in the debt service reserve at September 30, 2011 is $ 391 while the Capital Improvements reserve stands at $425. As part of the forbearance agreement with our lending bank, the Company was allowed to make term interest payments from the debt service reserve and capital improvements. The final interest draw from the accounts occurred on March 1, 2011 leaving the account balances at their current levels.

Proceeds from the new line of credit in September 2010 and collections on accounts receivable are required to be deposited into a cash collateral account which is included in current assets. The Company may periodically, but not more than once each week, request the bank to transfer funds from the cash collateral account to the general operating account. Since access to this cash collateral account is subject to lender approval, the balance of $929,520 is shown as restricted cash as of September 30, 2011.

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. All outstanding accounts receivable are believed to be collectible and therefore there was no allowance for doubtful accounts as of September 30, 2011.

The Company's policy is to charge simple interest on accounts receivable past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no accounts receivable accruing interest at September 30, 2011 and 2010.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of September 30, 2011 and 2010:

Iowa Renewable Energy, LLC
Notes to Audited Financial Statements

	September 30, 2011	September 30, 2010
Raw material	$1,585,750	$111,951
Finished goods	5,495,839	260,596
	$7,081,589	$372,547

Property and equipment: Property and equipment is stated at cost. Depreciation of such amounts commenced when the plant began operations. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and processing equipment	10 - 20
Office building	10 - 20
Office equipment, furniture and fixtures	3 - 7
Other equipment and vehicles	3- 7

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company reviews its property and equipment annually for impairment or whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recorded if the sum of the future undiscounted cash flows is less than the carrying amount of the asset. The amount of the loss would be determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the years ended September 30, 2011 or 2010.

Financing costs: Deferred financing costs associated with the construction and revolving loans and the $34,715,000 construction loan (Note 4) include expenditures directly related to securing debt financing. These costs are being amortized using the effective interest method over the 6-year term of the related debt agreement. Deferred financings costs associated with the Company's line of credit are being amortized using the effective interest method over the 6 month term of the related agreement. Accumulated amortization as of September 30, 2011 and 2010 was $756,760 and $418,586, respectively.

Derivative instruments: The Company has at times entered into derivative contracts to hedge its exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are to be accounted for under Accounting Standards Codification Topic (ASC 815), Derivatives and Hedging. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. There are no open derivative contracts at September 30, 2011 or 2010. The following amounts have been included in cost of goods sold for the years ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Realized (gain) loss	$—	$96,377
Change in unrealized (gain) loss	—	(66,762)
Net (gain) loss	$—	$29,615

Iowa Renewable Energy, LLC
Notes to Audited Financial Statements

Revenue recognition and deferred revenue: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned. Cash received in advance of providing product is recorded as deferred revenue.

RINs: Renewable Identification Numbers (RINs) are identification numbers that are used to track production of renewable fuels under the Federal Renewable Fuels Standard (RFS). The RFS regulations provide that a RIN can be separated from a gallon of biomass-based diesel and sold as a separate commodity once the biomass-based diesel has been blended with petroleum-based diesel and certain other requirements have been met. Certain obligated parties purchase RINs in order to satisfy their renewable fuels obligations under RFS. The Company sold RINs from purchased biodiesel during the year ended September 30, 2011. Revenue from the sale of RINs is recognized when ownership of the RINs are transferred.

Federal incentive payments: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The Federal Blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. No 2010 sales after the first quarter included Federal Blenders Credit.

Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the years ended September 30, 2011 and 2010 is as follows:

	2011		2010
Cost of Sales	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, chemicals, etc.)	$29,611,166	85.69%	$7,961,421	65.96%
Plant wages and salaries	629,487	1.82	448,908	3.72
Utilities and waste disposal	617,244	1.79	446,595	3.70
Fees-procurement	426,888	1.24	34,250	0.28
Gain (loss) on derivative financial instruments	—	—	29,615	0.25
Depreciation	2,587,496	7.49	2,613,358	21.65
Maintenance, supplies and other expenses	682,210	1.97	536,043	4.44
Total cost of sales	$34,554,491	100.00%	$12,070,190	100.00%

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

Iowa Renewable Energy, LLC
Notes to Audited Financial Statements

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

Sales to WMG for the year ended September 30, 2011 were approximately $13,383,000. There were accounts receivable from WMG of approximately $100,000 and none recorded as of September 30, 2011 and 2010, respectively. The total fees expensed under this agreement for the year ended September 30, 2011 were $426,888 of which the entire amount is payable as of September 30, 2011 as the Company disputes some amounts billed.

Prior to the agreement with WMG, the Company had an agreement with Renewable Energy Group (REG), where REG made efforts to market and sell all of the biodiesel produced. Sales to REG for the years ended September 30, 2011 and 2010 were none and approximately $9,000,000, respectively. There were no related accounts receivable from REG as of September 30, 2011 or 2010.

Iowa Renewable Energy, LLC also entered into procurement and management agreements with REG to supply IRE with feedstocks and chemical inputs necessary for production and to manage operations. Fees under this agreement are based on the number of biodiesel gallons produced and, in addition, the agreement provided for payment of a yearly bonus based on the Company's net income. There were no fees expensed under the agreement for the year ended September 30, 2011. The total fees expensed under the agreement for the year ended September 30, 2010 were $131,151.

On April 3, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the agreements expired on June 30, 2010, however were subject to arbitration as discussed in Note 5.

See Note 7 for a description of a new contract executed after year end.

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

Iowa Renewable Energy, LLC
Notes to Audited Financial Statements

Note 4.        Long-Term Debt and Line of Credit

Long-term debt consists of the following as of September 30, 2011 and 2010:

	2011	2010
Note payable to MLIC Asset Holdings, LLC (A) (MLIC)	$27,142,668	$27,142,668
Note payable to the Iowa Department of Economic Development (B)	55,000	65,000
Note payable to the Iowa Department of Transportation (C)	223,696	250,061
	$27,421,364	$27,457,729

(A)On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement with MLIC Asset Holdings, LLC which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” Previously, the note bore interest at prime plus .25% and was due in monthly principal and interest payments of $373,000. The Company violated the debt covenants, however, MLIC has waived these violations and has entered into a new agreement on January 11, 2012 which extends the maturity date to January 5, 2013. This new note agreement bears interest at 6% plus the one month LIBOR rate (currently 6.27%) and requires monthly principal and interest payments of $350,000 plus additional principal payments if monthly earnings before taxes, depreciation and amortization exceed $300,000. This new debt agreement includes revised covenants including, the requirement to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. The Company is also required to maintain a cash flow coverage ratio (monthly EBITDA divided by monthly principal and interest payments) of 1:1 starting in February 2012.

The loan is secured by substantially all assets of the Company. The loan agreements also require the following:

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

(B)The Company has a $300,000 loan agreement with the Iowa Department of Economic Development (IDED). The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of September 30, 2011 and 2010 of $55,000 and $65,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and subordinate to the MLIC debt. On November 18, 2010 the Company requested from the IDED a deferral of payments for the period of January 1, 2011 through June 30, 2011. On December 16, 2010 the IDED board approved the IRE deferral request with the requirement of a 6.0% interest accrual on the loan for that period. Additionally, in March 2011 the IDED board approved an extension of this agreement through March 2012.

(C)The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at September 30, 2011 and September 30, 2010 was $55,696 and $82,061, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and is not subordinate to the MLIC debt. The $168,000 grant is forgivable upon completion of the loan agreement.

Iowa Renewable Energy, LLC
Notes to Audited Financial Statements

Maturities of long-term debt are as follows:

Year ending September 30:
2012	$2,883,595
2013	24,537,769
$27,421,364

On September 2, 2010 the Company entered into a short-term line of credit where MLIC Asset Holdings, LLC, Federation Bank, and Washington State Bank will provide up to a $6.0 million revolving line of credit to be used for the purchase of raw materials. At September 30, 2011, $5,974,473 is outstanding on this line of credit. The line of credit matured and was paid on January 2, 2012. The interest rate charged on the line of credit will be an annual rate equal 12.0% plus the one month Libor rate, adjusted monthly. There was no balance on this line of credit on September 30, 2010.

On January 11, 2012, the Company entered into a new short-term line of credit with Washington State Bank and Federation Bank to provide up to a $1.0 million revolving line of credit to be used for operations. The line of credit will mature on January 5, 2013 at which time all principal and interest must be paid. Interest on this line of credit is at 6%.

Note 5.        Legal Proceedings

In February 2009, the Company gave notice to REG that it had breached the Management and Operational Services Agreement (MOSA) in a variety of manners and requested the annual review of the MOSA, as provided for in the MOSA. After not receiving requested information and being unable to resolve any disputes, in June 2009, the Company gave notice to REG that the Company intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about October 30, 2009, the Company delivered its Statement of Claims to REG and the selected arbiter alleging the following: (1) breach of the MOSA for failure to utilize best efforts; (2) breach of the covenant of good faith and fair dealing; (3) breach of fiduciary duties; (4) fraudulent non-disclosure; and (5) negligent misrepresentation. On or about December 7, 2009, REG responded to these claims and also asserted counterclaims of approximately $210,000 for breach of written contract, breach of the covenant of good faith and fair dealing, breach of oral contract and promissory estoppel, all of which arise out of one customer issue. The arbitration was continued until October 31, 2011 through November 11, 2011. Prior to arbitration, the Company reached a settlement agreement with REG. The Company agreed to dismiss the arbitration and instead started negotiating a long-term toll manufacturing agreement with REG. The Company was not required to enter into an agreement with REG with respect to toll manufacturing in the event the Company secured a more favorable contract from another party. The Company recently gave REG notice that it was proceeding with a more favorable long-term biodiesel manufacturing agreement and therefore had satisfied its obligations under the settlement agreement.

Note 6.        Lease Commitment and Other Contingencies

The Company leases a copier under a long-term operating lease that will expire in January 2016. The lease requires payments of $237 per month plus applicable taxes. The Company leases 25 railcars under long-term operating leases that will expire through 2017. The leases require payments of $14,060 per month once all cars are placed. Minimum lease payments under these operating leases for future years are as follows:

Year ending September 30:
2012	$138,088
2013	171,564
2014	171,564
2015	159,069
2016	152,911
2017	35,220
$828,416

The European Union is currently leveling tariffs on biofuels exported from the United States due to subsidies paid on biofuels. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their

Iowa Renewable Energy, LLC
Notes to Audited Financial Statements

initial July 2009 expiration date until 2014. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If any governmental supports are modified or permanently removed and decreased demand for the Company's biodiesel results, its profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders' tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders' tax credit expired on December 31, 2011 and management does not believe that it will be renewed. However, many in the biodiesel industry believe that due to the biodiesel use requirements in RFS2, demand for biodiesel will continue during 2012, despite the loss of the biodiesel blenders' credit.

Note 7.    Going Concern, Management Plans and Subsequent Events

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2011, the Company has generated accumulated losses of $20,084,725, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company's lender contained covenants which the Company was not in compliance with as of September 30, 2011. However, on January 11, 2012 the Company's lender waived these violations and entered into a new agreement which extends the maturity date of the debt through January 5, 2013. See Note 4 for details of new debt agreement terms. This new debt agreement includes revised covenants including, the requirement to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. The Company is also required to maintain a cash flow coverage ratio (monthly EBITDA divided by monthly principal and interest payments) of 1:1 starting in February 2012.

Also on January 13, 2012, the Company entered into an agreement with Gavilon, LLC (Gavilon) that the Company will purchase from Gavilon all of the feedstock that is required to produce biodiesel during calendar year 2012 and that the Company will sell all of the biodiesel produced to Gavilon. This is an exclusive relationship where the Company has agreed not to purchase feedstock from any other supplier and not to produce biodiesel for any other customers during calendar year 2012. In exchange for this exclusive relationship, Gavilon has agreed to purchase a minimum amount of biodiesel from the Company during calendar year 2012 which equals approximately 50% to 70% of the Company's total production capacity, depending on which feedstock is used. In the event Gavilon does not purchase the minimum amount of biodiesel during any month, Gavilon has agreed to make a minimum cash payment. This agreement renews annually unless either Party provides the other Party with written notice of nonrenewal no less than 90 days prior to the end of the initial or then-current renewal period. Management anticipates that this agreement with Gavilon will allow the Company to operate profitably during our fiscal year 2012 and to recommence making payments on our long-term loan with our primary lender and to remain in compliance with our loan covenants during our fiscal year 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our chief executive officer (the principal executive officer), Larry Rippey, along with our chief financial officer (the principal financial officer), Ron Lutovsky, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Management's Report on Internal Control over Financial Reporting

Our management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2011, our internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from the management report requirement.

Changes in Internal Control Over Financial Reporting

Our management, consisting of our chief executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2011 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2011 fiscal year. This proxy statement is referred to in this report as the 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 22 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of Iowa Renewable Energy, LLC filed with the Iowa Secretary of State on April 14, 2005.		Filed as Exhibit 3.1 to the registrant's registration statement on Form 10-12G (000-52428).
3.2	Second Amended and Restated Operating Agreement of the registrant dated March 27, 2010.		Filed as Exhibit 3.2 to the registrant's Form 10-Q filed with the Commission on August 16, 2010.
4.1	Membership Unit Certificate Specimen.		Filed as Exhibit 4.1 to the registrant's registration statement on Form 10-12G (000-52428).
10.1	Construction-Term Loan Agreement between BankFirst and Iowa Renewable Energy, LLC dated October 26, 2006.		Filed as Exhibit 10.5 to the registrant's registration statement on Form 10-12G (000-52428).
10.2	Management Services Agreement between WMG Services LLC and Iowa Renewable Energy, LLC dated January 27, 2010.+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on February 16, 2010.
10.3	Third Amendment to Construction Term-Loan Agreement between MLIC Asset Holdings LLC and Iowa Renewable Energy, LLC dated September 1, 2010.		Exhibit 10.2 to the registrant's Form 10-K/A filed with the Commission on January 1, 2011.
10.4	Commercial Note between MLIC Asset Holdings, LLC and Iowa Renewable Energy, LLC dated September 1, 2010.		Exhibit 10.3 to the registrant's Form 10-K/A filed with the Commission on January 1, 2011.
10.5	First Addendum to Loan Agreement between MLIC Asset Holdings LLC, Federation Bank and Washington State Bank and Iowa Renewable Energy, LLC dated February 1, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on February 14, 2011.
10.6
Second Addendum to Third Amendment to Construction-Term Loan Agreement between MLIC Asset Holdings LLC, successor-in-interest to Outsource Services Management, LLC, successor-in-interest to the Federal Deposit Insurance Corporation as receiver of BankFirst and Iowa Renewable Energy, LLC dated February 1, 2011.
Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on February 14, 2011.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Iowa Renewable Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2011 and 2010, (ii) Statements of Operations for the fiscal years ended September 30, 2011 and 2010, (iii) Statements of Changes in Members' Equity, (iv) Statements of Cash Flows for the fiscal years ended September 30, 2011 and 2010, and (iv) the Notes to Financial Statements.*

(+) Confidential Treatment Requested.
(X) Filed herewith.
(*) Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date:	January 13, 2012	/s/ Larry Rippey
Larry Rippey
Chairman and President
(Principal Executive Officer)

Date:	January 13, 2012	/s/ Ronald Lutovsky, Jr.
Ronald Lutovsky, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 13, 2012	/s/ Larry Rippey
Larry Rippey, Chairman, Director and President

Date:	January 13, 2012	/s/ Mark Cobb
Mark Cobb, Vice Chairman and Director

Date:	January 13, 2012	/s/ Dick Gallagher
Dick Gallagher, Secretary and Director

Date:	January 13, 2012	/s/ Mike Bohannan
Mike Bohannan, Director

Date:	January 13, 2012	/s/ Steven Powell
Steven Powell, Director

Date:	January 13, 2012	/s/ Edwin J. Hershberger
Edwin J. Hershberger, Director

Date:	January 13, 2012	/s/ John Heisdorffer
John Heisdorffer, Director