Form 10-K/A
period 2011-09-30
Iowa Renewable Energy, LLC
filed 2012-01-30
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of January 30, 2012, there were 26,331 membership units outstanding.

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Annual Report on Form 10-K ("Amendment No. 1") of Iowa Renewable Energy, LLC (the "Company") for the fiscal year ended September 30, 2011, is being filed for the purpose of amending and restating Part III, Items 10, 11, 12, 13, and 14 and furnishing the XBRL Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T in the Company’s original Annual Report on Form 10-K (the "Annual Report"). The Company's XBRL Interactive Data File was excluded from the original submission due to EDGAR technical issues unrelated to the submission or the Interactive Data File.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the items amended by this Amendment No. 1 are set forth herein. The remainder of the Company’s Annual Report is unchanged and is not reproduced in this Amendment No. 1. This report speaks as of the original filing date of the Annual Report and has not been updated to reflect events occurring subsequent to the original reporting date. Accordingly, in conjunction with reading this Amendment No. 1, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Biographical Information For Directors, Officers and Significant Employees

John Heisdorffer, Director - Age 60 Mr. Heisdorffer currently serves on the Board of Directors of Iowa Renewable Energy. Since 1971, Mr. Heisdorffer has owned and operated a 1,300 acre farming operation near Keota, Iowa. Mr. Heisdorffer previously served on the National Biodiesel Board from 1996-2004 as secretary, treasurer and technical chairman. He served on the Iowa Soybean Promotion Board for nine years and currently is a director for the Iowa Soybean Association. Mr. Heisdorffer has served as a Director since the Company's inception. Mr. Heisdorffer's term of office expires at our 2014 annual member meeting. The Company determined that Mr. Heisdorffer is qualified for service on the Board of Directors because of his experience owning and operating a large farming operation along with his extensive experience with the National Biodiesel Board where he has served in many capacities.

Edwin J. Hershberger, Director - Age 71 Mr. Hershberger currently serves on the Board of Directors of Iowa Renewable Energy. Since 1972, Mr. Hershberger serves as the President of English River Pellets, Inc., a feed manufacturing and grain elevator with three locations and annual sales of $20 million. He serves as the President of R & H Enterprises, Inc. and Ridgecrest Turkey Farm, Inc. since 1991. He serves as a member of the Board of Directors for Iowa Turkey Growers cooperative since 1998. Mr. Hershberger has served as a Director since the Company's inception. Mr. Hershberger's term of office expires at our 2014 annual member meeting. The Company determined that Mr. Hershberger is qualified for service on the Board of Directors because of his experience owning an agri-based business and farming operation in a trade area that is important to the Company for hedging of feedstock and understanding the availability of various feedstock sources.

Larry Rippey, Chairman, President and Director - Age 56 Mr. Rippey is a Certified Public Accountant with 33 years of public accounting experience. Since 1986, Mr. Rippey has served as a partner of Graf & Company, a certified public accounting and financial services firm in Fairfield, Iowa, serving over 2,000 clients in Iowa and Missouri. He is currently the principal owner of Graf & Company and employs two Certified Public Accountants, one staff accountant, one CFP, two registered securities advisors, and five bookkeepers and clerical support staff. He has a degree in accounting and is licensed to practice in Iowa, Missouri, and Texas. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants. Mr. Rippey's public accounting experience includes income tax preparation, business and financial consulting, accounting and auditing for individuals and businesses, including retail, wholesale, manufacturing, service, nonprofit organizations, construction, petroleum jobbers, insurance, real estate, and agricultural related industries. In addition, Mr. Rippey owns and manages 400 acres of farm land near Fairfield, Iowa and is a principal in Graf & Company Building Partnership, LWR PC, and Highland Plaza, LLC. He has previously served as a director and officer on several different boards for private companies. Mr. Rippey was appointed to the Board in May 2010. Mr. Rippey's term of office expires at our 2012 annual member meeting. The Company determined that Mr. Rippey is qualified for service on the Board of Directors because of his extensive owning experience owning a CPA firm involved in multistate tax issues. Mr. Rippey serves as the Financial Expert on the Audit Committee.

Steven Powell, Director - Age 64 Mr. Powell is a Chartered Financial Consultant, Chartered Life Underwriter, and an accredited estate planner with more than forty years of practice in the financial services profession. He has been the president of Life Investors Financial Services, Inc. DBA Powell Financial Group since 1971. He is securities licensed through Transamerica Financial Advisors where he is an Investment Advisory Representative (IAR). Mr. Powell received his Master of Science in Financial Services from The American College in Bryn Mawr, Pennsylvania in 1996. Mr. Powell was elected to the Board in October 2010. Mr. Powell's term of office expires at our 2013 annual member meeting. The Company determined that Mr. Powell is qualified for service on the Board of Directors because of his experience owning and operating an insurance and investment firm. These areas of expertise make him a valuable member of the Board.

Michael J. Bohannan, Director - Age 51 Mr. Bohannan currently serves on the Board of Directors of Iowa Renewable Energy. Since 2001, Mr. Bohannan has been employed as the operations manager for Kinder Morgan. As the operations manager, he is responsible for overseeing the operation of approximately 300 miles of natural gas pipeline, five compressor stations and two natural gas storage fields. Prior to that, he was service engineer for Kinder Morgan for four years, where he was responsible for technical support of the pipeline, compressor station and natural gas storage operations in Iowa and Illinois. Mr. Bohannan has served as a Director, President of the Company and the Chairman of the Board since the Company's inception until he resigned as President and Chairman in August 2011. Mr. Bohannan continues to serve as a Director. Mr. Bohannan's term of office expires at our 2013 annual member meeting. The Company determined that Mr. Bohannan is qualified for service on the Board of Directors because of his extensive experience in the natural gas storage and transportation industry. Mr Bohannan also has an engineering background.

Mark A. Cobb, Vice President and Director - Age 52 Mr. Cobb currently serves on the Board of Directors of Iowa Renewable Energy. Since 1980, Mr. Cobb has served as the President of Cobb Oil Co., Inc., a petroleum jobber located in Brighton, Iowa. Mr. Cobb is currently the Chairman of the Iowa Biodiesel Board, serves on the board of the Petroleum Marketers and Convenience Stores of Iowa, and is the Chairman of RIN Alliance (which is a for-profit entity related to the Petroleum Marketers and Convenience Stores of Iowa). Mr. Cobb has served as a director and the Vice-Chairman since the Company's inception. Mr. Cobb's term of office expires at our 2013 annual member meeting. The Company determined that Mr. Cobb is qualified for service on the Board of Directors because of his experience owning and operating a fuel distribution company where he purchases biodiesel and blends as part of his operation. Mr. Cobb's experience brings to the board the user and seller side of the business.

Richard Gallagher, Secretary and Director - Age 67 Mr. Gallagher currently serves on the Board of Directors of Iowa Renewable Energy and is the Company's Secretary. Mr. Gallagher owns and operates an 800 acre grain farm near Washington, Iowa. He has operated this farm since 1974. Mr. Gallagher currently serves on the boards of the Iowa Corn Promotion Board and the Iowa Renewable Fuels Association. Mr. Gallagher has served as a Director and the Secretary since the Company's inception. Mr. Gallagher's term of office expires at our 2012 annual member meeting. The Company determined that Mr. Gallagher is qualified for service on the Board of Directors because of his experience owning and operating a large a farming operation along with his extensive experience with the Iowa Renewable Fuels Association where he has served in many capacities.

Ron Lutovsky, Chief Financial Officer and Chief Operating Officer - Age 46 Mr. Lutovsky has over twenty years of experience in manufacturing companies in a variety of industries, most recently as Plant Superintendent of the Washington Iowa facility of Modine Manufacturing Company. Prior to Modine, Mr. Lutovsky was the CFO for the Company and had held various accounting and operational positions within the operating companies of HNI Corporation, a leading manufacturer of office systems and hearth products. Mr. Lutovsky was appointed CFO in August 2011. Mr. Lutovsky will serve in this capacity indefinitely at the pleasure of our board of directors.

Glen Hansel, Operations Manager - Age 56. Glen Hansel, who previously served as the Company's Operations Manager, as provided by and employed by Renewable Energy Group, Inc. (REG) pursuant to the now expired management and operational services agreement between REG and IRE, was appointed the Operations Manager of the Company and is now an employee of the Company. Prior to his employment with REG, Mr. Hansel was the Operations Manager of BFC Gas & Electric in Cedar Rapids, Iowa for 10 years. Mr. Hansel will serve indefinitely in his capacity as Operations Manager at the pleasure of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and Directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, Directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and Directors, no late Section 16(a) filings were made during our fiscal year ended September 30, 2011.

Code of Ethics

The Board has adopted a Code of Ethics that sets forth standards regarding matters such as honest and ethical conduct, compliance with the law, and full, fair, accurate, and timely disclosure in reports and documents that we file with the SEC and in other public communications. The Code of Ethics applies to all of our employees, officers, and directors, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available free of charge on written request to Iowa Renewable Energy, LLC, 1701 E. 7th Street, Washington, IA 52353.

Audit Committee

The Board of Directors created an audit committee in January 2007. The audit committee consists of Larry Rippey, Mark Cobb and Ed Hershberger. The audit committee is exempt from the independence listing standards because the Company's securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Mr. Rippey is currently serving as the financial expert on our audit committee. Mr. Rippey is a certified public accountant and has employment experience in finance or accounting as required by Rule 5606(c)(2). The Board of Directors has determined that Mr. Rippey is qualified to serve as our financial expert on our audit committee. Mr. Rippey is currently serving as our President and is therefore not independent under NASDAQ rules 5605(a)(2) and 5605(c)(2).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Ron Lutovsky is currently serving as our Chief Financial Officer. Mr. Lutovsky does not have a written employment contract and is compensated based on an agreement with the Board. Mr. Rippey receives compensation based on our director compensation plan discussed below.

Our Directors adopted a compensation plan in June 2007 and the plan was modified in 2009. Our directors receive compensation as follows:

•	Each member of the Executive Committee of the Board receives $500 per month.

•	Each member of the Audit Committee receives $250 per month for such service, which is in addition to the monthly payment for service on the Executive Committee.

•	The Chairman of the Board of Directors and President receives $500 per month for such service, which is in addition to the monthly payment for service on the Executive Committee.

•
All members of the Executive Committee, Audit Committee, Compensation Committee, Nominating Committee, Hedge Committee and Benefits Committee are paid mileage at the then current rate issued by the Internal Revenue Service and are reimbursed for other expenses (including meals, hotel and other travel related expenses) for activities approved by such committee.

•	No other compensation, benefit, meeting fee, incentive, bonus or expense reimbursement is paid to any officer or any Director for meetings of the Board of Directors or any committees thereof.

Summary Compensation Table

    Larry Rippey was appointed as our Chairman and President in August 2011. Prior to Mr. Rippey's appointment, Mike Bohannan served as our Chairman and President until he resigned in August 2011. Ron Lutovsky was appointed as our Chief Financial Officer and Chief Operating Officer in August 2011. Prior to Mr. Lutovsky's appointment, J. William Pim served as our Chief Financial Officer, Plant Manager and Chief Operations Officer, until he resigned in August 2011.

        Below is a table summarizing the compensation that has been provided to the individuals who served as our Chairman and President and Chief Financial Officer during our fiscal years ended on September 30, 2011 and 2010.

Name and Principal Position	Fiscal Year	Cash Compensation	Total
Larry Rippey, Chairman and President	2011	$10,000	$10,000
	2010	3,000	3,000
Michael Bohannan, Previous Chairman and President	2011	11,000	11,000
	2010	12,000	12,000
Ronald Lutovsky, Jr., CFO/COO	2011	10,988	10,988
	2010	—	—
J. William Pim, Previous CFO/COO	2011	98,196	98,196
	2010	27,423	27,423

All of Mr. Bohannan's and Mr. Rippey's compensation was paid pursuant to the Company's Director compensation plan in effect at the time. All of Mr. Pim's and Mr. Lutovsky's compensation was paid pursuant to the Company's verbal agreements with Mr. Pim and Mr. Lutovsky.

        Below is a table summarizing the compensation that has been paid by the Company to the Directors, as of our fiscal year end on September 30, 2011.

Director	Cash Compensation	Total
Mark A. Cobb	$9,000	$9,000
Richard Gallagher	3,500	3,500
Mike Bohannan	11,000	11,000
Edwin J. Hershberger	9,000	9,000
Larry Rippey	10,000	10,000
Steven Powell	5,500	5,500
John Heisdorffer	6,000	6,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, a person named in the table below has sole voting and sole investment power for all units beneficially owned by that person. In addition, all persons named below can be reached at Iowa Renewable Energy, LLC at 1701 E. 7th Street, Washington, IA 52353. No person or entity, including our officers and Directors, currently beneficially owns more than 5% of our membership units. As of January 30, 2012, members of our Board of Directors, executive officers and Director nominees own membership units as follows:

Title of Class	Name of Beneficial Owner	Position with IRE	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Units	Michael J. Bohannan(2)	Director	200	0.76%
Units	Mark A. Cobb(3)	Director & Vice-Chairman	300	1.14%
Units	Richard Gallagher	Director & Secretary	200	0.76%
Units	John Heisdorffer(4)	Director	200	0.76%
Units	Edwin J. Hershberger	Director	200	0.76%
Units	Ron Lutovsky	CFO/COO	—	—%
Units	J. William Pim(5)	Former Plant Manager/CFO/COO	100	0.38%
Units	Steven Powell	Director	50	0.19%
Units	Larry Rippey	Director, President, Chairman	25	0.09%
	Totals:		1,275	4.84%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes holding, voting and investment power with respect to the securities. Ownership is quantified in membership units.
(2)	Includes units owned by Michael Bohannan jointly with his wife, Lisa K. Bohannan.
(3)	Includes units owned by Cobb Oil Co., Inc. and Mark A. Cobb, our Director, is a principal owner of that business.
(4)	Includes units owned by JRF, LLC and John Heisdorffer, our Director, is a principal owner of that business.
(5)	Includes units owned by J. William Pim jointly with his wife, Nancy Pim.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During our fiscal year ended September 30, 2011, we engaged in the following related party transactions:

Cobb Oil Inc. ("Cobb Oil") is an entity owned by Mark Cobb, who also serves as a Director on our Board.  Cobb Oil purchased approximately $105,000 in biodiesel from us during our 2011 fiscal year. In addition, we purchased approximately $14,000 in products from Cobb Oil during our 2011 fiscal year.  Mr. Cobb did not participate in discussions related to the contracts between Cobb Oil and the Company during our 2011 fiscal year.

Director Independence

The board is exempt from the independence listing standards because the Company's securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. All of our Directors, however, are independent, as defined by NASDAQ Rule 5605(a)(2), with the following exceptions:

•	Michael Bohannan, who is not considered independent under the NASDAQ definition due to his status during our 2011 fiscal year as an executive officer of the Company.

•	Larry Rippey, who is not considered independent under the NASDAQ definition due to his current status as an executive officer of the Company.

In evaluating the independence of our directors, we considered the following factors: (i) the business relationships of our directors; (ii) positions our directors hold with other companies; (iii) family relationships between our directors and other individuals involved with the Company; (iv) transactions between our directors and the Company; and (v) compensation arrangements between our directors and the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal independent registered public accountants (McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc.) to the Company for the fiscal years ended September 30, 2011 and 2010 are as follows:

Category	Year	Fees
Audit Fees (1)	2011	$74,850
	2010	71,700
Audit-Related Fees	2011	2,750
	2010	4,769
Tax Fees	2011	14,463
	2010	20,798
Tax Related Fees	2011	2,500
	2010	—

(1)	Audit fees include review of regulatory filings and quarterly financial statements and research and consultation related to financial statements and to such filings.

Prior to engagement of our independent registered public accounting firm to perform audit services for the Company, such firm was pre-approved by the audit committee.

One hundred percent (100%) of all audit services, audit-related services and tax-related services were pre-approved by our Board of Directors.

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

IOWA RENEWABLE ENERGY, LLC

Date:	January 30, 2012	/s/ Larry Rippey
Larry Rippey
Chairman and President
(Principal Executive Officer)

Date:	January 30, 2012	/s/ Ronald Lutovsky, Jr.
Ronald Lutovsky, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 30, 2012	/s/ Larry Rippey
Larry Rippey, Chairman, Director and President

Date:	January 30, 2012	/s/ Mark Cobb
Mark Cobb, Vice Chairman and Director

Date:	January 30, 2012	/s/ Dick Gallagher
Dick Gallagher, Secretary and Director

Date:	January 30, 2012	/s/ Mike Bohannan
Mike Bohannan, Director

Date:	January 30, 2012	/s/ Steven Powell
Steven Powell, Director

Date:	January 30, 2012	/s/ Edwin J. Hershberger
Edwin J. Hershberger, Director

Date:	January 30, 2012	/s/ John Heisdorffer
John Heisdorffer, Director