Form 10-Q
period 2011-12-31
Iowa Renewable Energy, LLC
filed 2012-02-14
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2011

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

As of February 14, 2012, there were 26,331 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements
IOWA RENEWABLE ENERGY, LLC
UNAUDITED BALANCE SHEETS

ASSETS	December 31, 2011	September 30, 2011
Current Assets
Cash and cash equivalents	$29,056	$210,533
Cash, restricted by loan agreement	5,850,474	929,520
Accounts receivable, net allowance for doubtful accounts of $37,682 and none	850,527	2,461,379
Federal incentive receivable	1,500,924	—
Inventory	1,524,415	7,081,589
Prepaid and other assets	227,319	468,506
	9,982,715	11,151,527
Property and Equipment
Land	420,000	420,000
Plant and processing equipment	40,744,116	40,719,594
Office building, furniture and fixtures	627,916	627,916
Equipment and vehicles	240,216	240,216
	42,032,248	42,007,726
Accumulated depreciation	(11,902,243)	(11,244,671)
	30,130,005	30,763,055

Other Assets
Cash, restricted by loan agreement	656	816
Total Assets	$40,113,376	$41,915,398

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Outstanding checks in excess of bank balance	$99,237	$—
Deferred revenue	1,493,864	—
Current maturities of long-term debt	2,667,506	2,883,595
Revolving line of credit	3,874,473	5,974,473
Accounts payable and accrued expenses	4,762,592	5,438,864
Total current liabilities	12,897,672	14,296,932

Long-Term Debt	24,110,312	24,537,769

Commitments	—	—

Members' Equity
Members' contributions, net of issuance costs, units outstanding December 31, 2011 and September 30, 2011 26,331	23,165,422	23,165,422
Accumulated (deficit)	(20,060,030)	(20,084,725)
Total members' equity	3,105,392	3,080,697
Total Liabilities and Members' Equity	$40,113,376	$41,915,398

See Notes to Unaudited Financial Statements

IOWA RENEWABLE ENERGY, LLC
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010

Revenues:
Sales	$35,108,335	$70,426
Federal incentives	1,500,924	—
	36,609,259	70,426

Cost of Sales	35,547,449	1,022,490

Gross Profit (Loss)	1,061,810	(952,064)

Operating Expenses
General and administrative	395,301	95,864
Depreciation	10,460	9,501
	405,761	105,365

Income (Loss) before other income (expense)	656,049	(1,057,429)

Other Income (Expense)
Other income	95	96,152
Interest expense	(631,449)	(549,716)
	(631,354)	(453,564)

Net Income (Loss)	$24,695	$(1,510,993)

Weight Average Units Outstanding	26,331	26,331

Net Income (Loss) Per Unit - basic and diluted	$0.94	$(57.38)

See Notes to Unaudited Financial Statements

IOWA RENEWABLE ENERGY ,LLC
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities
Net Income (loss)	$24,695	$(1,510,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	657,572	658,276
Amortization	—	21,122
Change in working capital components:
(Increase) in restricted cash, current	(4,920,954)	—
Decrease in receivables	109,928	—
Decrease in inventory	5,557,174	102,903
Decrease in prepaids and other assets	241,187	120,543
Increase in deferred revenue	1,493,864	—
Increase (decrease) in accounts payable and accrued expenses	(676,272)	98,633
Net cash provided by (used in) operating activities	2,487,194	(509,516)

Cash Flows from Investing Activities
Purchase of property and equipment	(24,522)	—
Decrease in restricted cash, noncurrent	160	359,233
Net cash provided by (used in) investing activities	(24,362)	359,233

Cash Flows from Financing Activity
Increase in outstanding checks in excess of bank balance	99,237	—
Payments on revolving line of credit	(2,100,000)	—
Payment on long-term borrowings	(643,546)	(23,062)
Net cash (used in) financing activities	(2,644,309)	(23,062)

Net (decrease) in cash and cash equivalents	(181,477)	(173,345)

Cash and cash equivalents:
Beginning	210,533	479,309
Ending	$29,056	$305,964

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$416,135	$510,957

See Notes to Unaudited Financial Statements.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:

Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a biodiesel manufacturing plant with an annual capacity of between 25 and 30 million gallons, depending on feedstock used. The Company was in the development stage until July 2007, when it commenced operations. See Note 6 for discussion of management's plans for current operations.

Basis of presentation:

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2011 included in the Company's Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company's results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Restricted cash: Includes deposits to custodial accounts held by our lender. Debt service reserve: Commencing one month following the conversion date, the Company shall make monthly deposits to a debt service reserve until such time as the balance equals $1,319,265. Monthly deposits shall consist of not less than one-third of all available monthly projected EBITDA. Capital improvements reserve: Commencing one month after the conversion date, the Company shall make deposits into an account held by the Lender. The fund will be used to fund capital improvements. During the term of the loan, the capital improvements reserve must be maintained at $125,000. As part of the line of credit agreement, discussed in Note 4 below, the Lenders will defer principal payments and pull interest payments from the debt service reserve. The lenders began taking interest payments from the debt service reserve in June of 2010. The balance in the debt service reserve at December 31, 2011 is $311 while the Capital Improvements reserve stands at $345. As part of the forbearance agreement with our lending banks, the Company was allowed to make term interest payments from the debt service reserve and capital improvements. The final interest draw from the accounts occurred on March 1, 2011 leaving the account balances at their current levels. As part of the term loan addendum agreement dated January 11, 2012, the Debt Service and Capital Improvement reserve requirements have been waived.

Proceeds from the new line of credit in September 2010 and collections on accounts receivables are required to be deposited into a cash collateral account which is included in current assets. The Company may periodically, but not more than once each week, request the bank to transfer funds from the cash collateral account to the general operating account. Since access to this cash collateral account is subject to lender approval, the balances of $5,850,474 and $929,520 are shown as restricted cash as of December 31, 2011 and September 30, 2011, respectively.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Allowance for doubtful accounts had balances of $37,682 and none as of December 31, 2011 and September 30, 2011, respectively.

The Company's policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at December 31, 2011 or September 30, 2011.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Raw materal	$1,383,192	$1,585,750
Finished goods	141,223	5,495,839
	$1,524,415	$7,081,589

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

The Company reviews its property and equipment annually for impairment or whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recorded if the sum of the future undiscounted cash flows is less than the carrying amount of the asset. The amount of the loss would be determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the three months ended December 31, 2011 or 2010.

Revenue recognition and deferred revenue: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned. Cash received in advance of providing product is recorded as deferred revenue.

Federal incentive payments: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The Federal Blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. No 2010 sales after the first quarter included Federal Blenders Incentive.

Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three months ended December 31, 2011 and 2010 is as follows:

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

	Three Months ended 12/31/2011		Three Months ended 12/31/2010
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage
Input costs (soybean oil, animal fats, chemicals, etc.)	$33,719,516	94.86%	$109,308	10.69%
Plant wages and salaries	229,900	0.65	81,505	7.97
Utilities and waste disposal	332,852	0.94	61,633	6.03
Fees-procurement	252,177	0.71	—	—
Depreciation	647,112	1.82	648,775	63.45
Maintenance, supplies and other expenses	365,892	1.03	121,269	11.86
Total cost of revenue/sales	$35,547,449	100.00%	$1,022,490	100.00%

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

Income (Loss) per unit: Income (loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

Note 2.        Major Customers and Related Party

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

Sales to WMG for the three months ended December 31, 2011 were approximately $6,151,000. There were accounts receivable from WMG of approximately $800,000 and $100,000 recorded as of December 31, 2011 and September 30, 2011, respectively. The total fees expensed under this agreement for the three months ended December 31, 2011 were $252,177 of which the entire amount is payable as of December 31, 2011 as the Company disputes some amounts billed.

Two other customers represent a significant portion of the Company's biodiesel sales. These customers had sales of approximately $15,002,000 and $10,959,000, respectively for the three months ended December 31, 2011.

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

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

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

Note 4.        Long-Term Debt and Line of Credit

Long-term debt consists of the following as of December 31, 2011:

Note payable to MLIC Asset Holdings, LLC (A) (MLIC)	$26,542,669
Note payable to the Iowa Department of Economic Development (B)	25,000
Note payable to the Iowa Department of Transportation (C)	210,149
$26,777,818

(A)On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” Previously, the note bore interest at prime plus .25% and was due in monthly principal and interest payments of $373,000. The Company violated the debt covenants; however, MLIC has waived these violations and has entered into a restructured agreement on January 11, 2012 which extends the maturity date to January 5, 2013. This restructured note agreement bears interest at 6% plus the one month LIBOR rate (currently 6.27%) and requires monthly principal and interest payments of $350,000 plus additional principal payments if monthly earnings before taxes, depreciation and amortization exceed $300,000. This restructured debt agreement includes revised covenants including, the requirement to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. The Company is also required to maintain a cash flow coverage ratio (monthly EBITDA divided by monthly principal and interest payments) of 1:1 starting in February 2012. The loan is secured by substantially all assets of the Company.

(B)    The Company has a $300,000 loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of December 31, 2011 and September 30, 2011 of $25,000 and $55,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and will be subordinate to the $34,715,000 of financial institution debt. On November 18, 2010 the Company requested from the IDED a deferral of payments for the period January 1, 2011 through June 30, 2011. On December 16, 2010 the IDED board approved the IRE deferral request with the requirement of a 6.0% interest accrual on the loan for that period. Additionally, in March 2011 the IDED board approved an extension of this agreement through March 2012.

(C)    The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at December 31, 2011 and September 30, 2011 was $42,149 and $55,696, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and is not subordinate to the $34,715,000 of financial instrument debt. The $168,000 grant is forgivable upon completion of the loan agreement.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

Maturities of long-term debt are as follows:

Year ending December 31:
2012	$2,667,506
2013	24,110,312
$26,777,818

On September 2, 2010 the Company entered into a short-term line of credit where MLIC Asset Holdings, LLC, Federation Bank, and Washington State Bank that provided up to a $6.0 million revolving line of credit to be used for the purchase of raw materials. At December 31, 2011, $3,874,473 was outstanding on this line of credit. The line of credit matured on January 2, 2012. At the maturity date any unpaid principal and accrued interest of the line of credit was paid. The interest rate charged on the line of credit was an annual rate equal to 12.0% plus the one month Libor rate, adjusted monthly. During December 2011, the interest rate increased to 16.0% plus the one month Libor due to the Company's failure to deliver documents requested by our lender. The balance on this line of credit on September 30, 2011 was $5,974,473.

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

Note 5.        Lease Commitments and Other Contingencies

The Company leases a copier under a long-term operating lease that will expire in January 2016. The lease requires payments of $237 per month plus applicable taxes. The Company leases 25 railcars under long-term operating leases that will expire through 2017. The leases require payments of $14,060 per month once all cars are placed. Rental expense was $47,802 for the three months ended December 31, 2011. Minimum lease payments under these operating leases for future years are as follows:

Year ending September 30:
2012	$108,998
2013	171,564
2014	171,564
2015	159,069
2016	152,911
2017	$799,326

The European Union is currently leveling tariffs on biofuels exported from the United States due to subsidies paid on biofuels. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If any governmental supports are modified or permanently removed and decreased demand for the Company's biodiesel results, its profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders' tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders' tax credit expired on December 31, 2011 and management does not believe that it will be renewed. However, many in the biodiesel industry believe that due to the biodiesel use requirements in RFS2, demand for biodiesel will continue during 2012, despite the loss of the biodiesel blenders' credit. This results from the fact that certain obligated parties under the RFS2 program are required to use a certain amount of biomass based diesel.

In order to track compliance with RFS2, the EPA created a numbering system called the renewable identification number (RIN). Biodiesel producers who are registered with the EPA are required to generate RINs for each gallon of biodiesel produced. These

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

RINs are typically sold along with the biodiesel so that certain fuel blenders who are required to use renewable fuels under RFS2 can redeem these RINs in order to comply with RFS2. However, it is possible to separate the RINs from the biodiesel that is produced and sell the RINs separately. The RINs have value to fuel blenders who use less renewable fuels than they are required to use under the RFS2. These fuel blenders can purchase RINs to meet their requirements under the RFS2 without actually using renewable fuels. This may occur in regions of the United States where it is impossible or impractical to use renewable fuels directly. The value of RINs typically changes in relation to the difference between the market price of biodiesel and the cost of petroleum based diesel which creates a market for biodiesel, regardless of whether it is more expensive than petroleum based diesel.

Note 6.        Going Concern, Management's Plans and Subsequent Events

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2011, the Company has generated accumulated losses of $20,060,030, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company's lender contained covenants which the Company was not in compliance with as of December 31, 2011. However, on January 11, 2012 the Company's lender waived these violations and entered into a restructured agreement which extends the maturity date of the debt through January 5, 2013. See Note 4 for details of restructured debt agreement terms. This restructured debt agreement includes revised covenants including, the requirement to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. The Company is also required to maintain a cash flow coverage ratio (monthly EBITDA divided by monthly principal and interest payments) of 1:1 starting in February 2012.

Also on January 13, 2012, the Company entered into an agreement with Gavilon, LLC (Gavilon) that the Company will purchase from Gavilon all of the feedstock that is required to produce biodiesel during calendar year 2012 and that the Company will sell all of the biodiesel produced to Gavilon. This is an exclusive relationship where the Company has agreed not to purchase feedstock from any other supplier and not to produce biodiesel for any other customers during calendar year 2012. In exchange for this exclusive relationship, Gavilon has agreed to purchase a minimum amount of biodiesel from the Company during calendar year 2012 which equals approximately 50% to 70% of the Company's total production capacity, depending on which feedstock is used. In the event Gavilon does not purchase the minimum amount of biodiesel during any month, Gavilon has agreed to make a minimum cash payment. This agreement renews annually unless either Party provides the other Party with written notice of nonrenewal no less than 90 days prior to the end of the initial or then-current renewal period. Management anticipates that this agreement with Gavilon will allow the Company to operate profitably during our fiscal year 2012 and to recommence making payments on our long-term loan with our primary lender and to remain in compliance with our loan covenants during our fiscal year 2012, although there can be no assurances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Iowa Renewable Energy, LLC (referred to in this report as "the Company," "we," "us," or "IRE") prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month periods ended December 31, 2011 and 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

Overview

On April 14, 2005, Iowa Renewable Energy, LLC was organized as an Iowa limited liability company. We began producing biodiesel on July 10, 2007. We did not produce any biodiesel during the first quarter of our 2011 fiscal year, but we have been in continual production starting in the second quarter of our 2011 fiscal year, including our most recently completed quarter ended

December 31, 2011.

Starting in February 2009, we were involved in an arbitration with Renewable Energy Group (REG) which had previously provided us with management and operational services. The arbitration included claims we had against REG and counter-claims that REG brought against us. The arbitration was scheduled to start at the end of October 2011. On October 28, 2011, we entered into a settlement agreement with REG and dismissed the arbitration. As part of the dismissal of the arbitration, we agreed to negotiate with REG with respect to a long-term toll manufacturing arrangement with REG. We were not required to enter into an agreement with REG with respect to toll manufacturing in the event we secured a more favorable contract from another party.

On December 9, 2011, we gave notice to REG that we were proceeding with a long-term biodiesel production agreement with Gavilon, LLC (Gavilon) for production during calendar year 2012. Our agreement with Gavilon provides that we will purchase from Gavilon all of the feedstock that we require to produce biodiesel during calendar year 2012 and that we will sell all of the biodiesel we produce to Gavilon. This is an exclusive relationship where we have agreed not to produce biodiesel for any other customers during calendar year 2012. In exchange for this exclusive relationship, Gavilon has agreed to purchase a minimum amount of biodiesel from us during calendar year 2012 which equals approximately 50% to 70% of our total production capacity, depending on feedstock. In the event Gavilon does not purchase the minimum amount of biodiesel from us during any month, Gavilon has agreed to make a minimum cash payment to us. Management anticipates that the Gavilon agreement will allow us to recommence making payments on our long-term loan with our primary lender during the rest of our 2012 fiscal year.

During our quarter ended December 31, 2011, we had two loans outstanding with our primary lender, MLIC Asset Holdings, LLC ("MLIC"), a term loan and a revolving line of credit. These loans were scheduled to mature on January 2, 2012 at which time all amounts outstanding on our loans with MLIC were scheduled to be due in full. On December 28, 2011, we entered into a term sheet with MLIC which provided for a restructuring of our term loan and a new revolving line of credit. On January 11, 2012, we entered into an agreement with MLIC to extend the maturity date of our term loan until January 5, 2013 subject to certain financial and non-financial covenants. We also secured a $1 million line of credit with Washington State Bank and Federation Bank and repaid the balance of our prior line of credit with MLIC. Management believes that as a result of the agreement we executed with Gavilon and our agreement with MLIC, we will be in compliance with our credit agreements for the remaining quarters of our 2012 fiscal year. Pursuant to our agreement with MLIC, we will pay a variable interest rate on our term loan at a rate of 6% above the one month London Interbank Offered Rate (LIBOR), adjusted monthly and we will pay 6% interest on our $1 million line of credit.

During 2011, the biodiesel industry was benefited by a tax incentive called the Volumetric Ethanol Excise Tax Credit ("VEETC"). This tax incentive is commonly referred to as the biodiesel blenders' credit. The biodiesel blenders' credit provided a $1 credit to fuel blenders for each gallon of biodiesel that they blended with petroleum based diesel. The biodiesel blenders' credit expired on December 31, 2011. However, management believes that so long as the biodiesel use requirements of the Federal Renewable Fuels Standard (RFS) continue, including the requirement specifically for biomass-based diesel, there will be demand for biodiesel and the price of biodiesel will remain at levels that will allow us to operate the biodiesel production facility, despite the expiration of the biodiesel blenders' credit. Further, due to our agreement with Gavilon, we anticipate being able to profitably operate the biodiesel plant during the rest of our 2012 fiscal year.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010
Income Statement Data	Amount	%	Amount	%
Revenue	$36,609,259	100.0%	$70,426	100.0%
Cost of Sales	35,547,449	97.1%	1,022,490	1,451.9%
Gross Profit (Loss)	1,061,810	2.9%	(952,064)	(1,351.9)%
Operating Expenses	405,761	1.1%	105,365	149.6%
Operating Income (Loss)	656,049	1.8%	(1,057,429)	(1,501.5)%
Other Income	95	—%	96,152	136.5%
Interest Expense	(631,449)	(1.7)%	(549,716)	(780.6)%
Net Income (Loss)	$24,695	0.1%	$(1,510,993)	(2,145.5)%

Revenues

Our revenues from operations are primarily derived from biodiesel sales, glycerin sales and fatty acid and soapstock sales. We also received revenue from federal incentives. The following table shows the sources of our revenues for the three months ended December 31, 2011 and 2010.

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$34,615,777	94.55%	$58,214	82.66%
Co-Product Sales	490,413	1.34%	12,212	17.34%
Federal Incentives	1,500,924	4.10%	—	—%
Other	2,233	0.01%	—	—%
Total Sales Revenue	$36,609,347	100.00%	$70,426	100.00%

Our revenue increased significantly during the three months ended December 31, 2011 compared to the same period of 2010 because we were operating the biodiesel plant during the 2011 period. We did not produce any biodiesel during the quarter ended December 31, 2010 and our only revenue came from sales of products that had been produced in prior quarters which we had in inventory. We did not have any biodiesel incentive revenue during our quarter ended December 31, 2010 due to the fact that the biodiesel blenders' credit had expired, compared to approximately $1.5 million in incentive revenue during our quarter ended December 31, 2011. We primarily produced biodiesel during our quarter ended December 31, 2011 for sales to World Management Group, Gavilon and Bunge.

Management attributes the increase in biodiesel production and biodiesel prices during the quarter ended December 31, 2011 with the reinstatement of the biodiesel blenders' credit for 2011 and the biomass-based diesel use requirement in the RFS. The RFS required the use of 800 million gallons of biomass-based diesel during 2011 increasing to 1 billion gallons in 2012. Further, the biomass-based diesel use requirement increases to 1.28 billion gallons in 2013. The RFS creates a market for biodiesel which may not exist without this use requirement.

In order to track compliance with RFS2, the EPA created a numbering system called the renewable identification number (RIN). Biodiesel producers who are registered with the EPA are required to generate RINs for each gallon of biodiesel produced. These RINs are typically sold along with the biodiesel so that certain fuel blenders who are required to use renewable fuels under RFS2 can redeem these RINs in order to comply with RFS2. However, it is possible to separate the RINs from the biodiesel that is produced and sell the RINs separately. The RINs have value to fuel blenders who use less renewable fuels than they are required to use under the RFS2. These fuel blenders can purchase RINs to meet their requirements under the RFS2 without actually using renewable fuels. This may occur in regions of the United States where it is impossible or impractical to use renewable fuels directly. The value of RINs typically changes in relation to the difference between the market price of biodiesel and the cost of petroleum based diesel which creates a market for biodiesel, regardless of whether it is more expensive than petroleum based diesel.

In addition to the specific requirement for use of biomass-based diesel discussed above, biodiesel can be used to meet other categories of renewable fuels under the RFS, specifically advanced biofuels. This may lead to an additional 500 million gallons of biodiesel demand during 2012. The demand that results from the RFS may continue to lead to strong biodiesel demand in 2012 which management anticipates will support biodiesel prices and allow us to continue to operate the biodiesel plant.

During calendar year 2012, we have agreed to only produce and sell biodiesel to Gavilon. Our agreements with Gavilon provide for a guaranteed minimum amount of production which equals approximately 50% to 70% of our production capacity depending on which types of feedstock we use. In the event Gavilon does not purchase sufficient biodiesel from us to meet this minimum level of production, Gavilon has agreed to make a minimum cash payment to us. As a result of the Gavilon agreements, we anticipate that we will be able to continue our operations and make payments on our MLIC loan throughout our 2012 fiscal year.

Cost of Sales

Our cost of sales for our quarter ended December 31, 2011 was significantly higher than during the comparable period of 2010 because we were producing biodiesel during the 2011 period and the plant was not operating during the 2010 period. Our primary cost of producing biodiesel is feedstock, including soybean oil and animal fats. In order to preserve our cash and amounts that we can draw on our line of credit, we have been producing biodiesel on a toll basis when those types of contracts are available since it allows us to operate the plant without having to purchase feedstock which can negatively impact our liquidity.

We did not have any derivative instrument positions during the three month period ended December 31, 2011 or during the same period of 2010, and we do not anticipate entering into any derivative instrument positions in the foreseeable future. During times where we enter into derivative instrument positions, we report our derivatives for accounting purposes at their fair value. These derivatives that are accounted for at their fair value are continually subject to adjustment due to changing market conditions. For more information on how we record our derivative instruments, see "Critical Accounting Estimates - Derivative Instruments and Hedging Activities" below.

Operating Expenses

Operating expenses were $405,761 for the three months ended December 31, 2011 compared to $105,365 for the same period in 2010. This increase in operating expenses is due primarily to the fact that we were operating the biodiesel plant during the 2011 period and we had no operations during the 2010 period. We anticipate that our operating expenses will remain relatively stable during the remaining quarters of our 2012 fiscal year as we anticipate continuing to operate the biodiesel plant.

Other Income (Expenses)

Our other income and expenses for the three months ended December 31, 2011 was interest expense of $631,449 and other income of $95, compared to $549,716 interest expense and $96,152 other income for the three months ended December 31, 2010. The increase in interest expense during the 2011 period was primarily the result of an increase in our outstanding borrowings on our line of credit. We also had less cash on hand during the 2011 period which decreased our other income compared to 2010. Our other income during the 2010 period was primarily related to payments we received from the USDA Bioenergy Program.

Changes in Financial Condition for the Three Months Ended December 31, 2011

The following table highlights the changes in our financial condition for the three month period ended December 31, 2011:

	December 31, 2011	September 30, 2011
Current Assets	$9,982,715	$11,151,527
Total Assets	40,113,376	41,915,398
Current Liabilities	12,897,672	14,296,932
Members' Equity	3,105,392	3,080,697

Assets

Our current assets were lower at December 31, 2011 compared to September 30, 2011 primarily related to our decreased accounts receivable and inventory as of December 31, 2011. This decrease in our accounts receivable and inventory was due to biodiesel sales that we completed prior to the end of 2011 and the resulting payments we received. The payments we received were paid to our restricted cash account, the value of which was significantly higher at December 31, 2011 compared to September 30, 2011.

Liabilities

Our current liabilities were lower at December 31, 2011 compared to September 30, 2011 due to decreased borrowing on our line of credit and decreased accounts payable at December 31, 2011. Further, the current amount of our long-term debt was lower at December 31, 2011 compared to September 30, 2011 due to our restructured MLIC loan which reduced our required monthly payments.

Liquidity and Capital Resources

Liquidity and Capital Resources

We have very limited access to liquid assets that we can use to purchase raw materials and operate our plant. Our only sources of liquidity are cash from our operations, including payments we expect to receive from Gavilon pursuant to our biodiesel production agreement, and our $1 million line of credit with Washington State Bank and Federation Bank. Provided that we maintain the Gavilon agreement throughout calendar year 2012, we anticipate that we will have sufficient liquid assets to operate the biodiesel plant at capacity. However, if the Gavilon agreement were to be terminated and we are unable to secure another comparable agreement, we do not anticipate having sufficient liquid assets to operate the biodiesel plant at capacity for the next 12 months. In order to preserve our liquidity, we may be required to reduce plant operations or cease operating altogether at times when we do not have sufficient liquid assets to continue to operate the biodiesel plant. Management continues to work to maximize the amount of our liquid assets so we can continue to operate the biodiesel plant. We do not anticipate making any significant capital expenditures in the near term that are not necessary to continue operating the biodiesel plant.

Cash Flow from Operating Activities

Our operating activities generated approximately $2,487,000 in cash for the three month period ended December 31, 2011. During the comparable period of 2010, our operating activities used approximately $510,000 in cash. The primary difference between the two periods was that we were operating the biodiesel plant during the 2011 period which resulted in net income during that period compared to an approximately $1.5 million net loss during the 2010 period.

Cash Flow from Investing Activities

Net cash flow used in investing activities for the three month period ended December 31, 2011 totaled approximately $24,000, which was primarily related to equipment we purchased which was used for maintenance activities at the plant. During the comparable period of 2010, our investing activities generated cash for our operations due to reductions in our restricted cash accounts that occurred during the 2010 period.

Cash Flow from Financing Activities

We used a significant amount of cash during the three month period ended December 31, 2011 due to payments we made on our short and long-term debt with MLIC. Due to our forbearance agreements with MLIC, we did not make any significant payments on our long-term debt during the three month period ended December 31, 2010. We did not have a line of credit during the three month period ended December 31, 2010.

Short-Term and Long-Term Debt Sources

During our quarter ended December 31, 2011, we had two loans outstanding with our primary lender MLIC, a $6 million revolving line of credit and a term loan which was used to finance the construction and start-up of the biodiesel plant. On January 11, 2012, we entered into a restructured credit agreement with MLIC which provides for an extension of the maturity date of our term loan until January 5, 2013. Our restructured credit agreement with MLIC provided for new financial covenants which management believes we will satisfy for the rest of our 2012 fiscal year. In addition to the MLIC loan, we executed a new $1 million line of credit with Washington State Bank and Federation Bank and we repaid the $6 million MLIC revolving line of credit.

The term loan was used to finance the construction and start-up operations of our biodiesel plant. Currently, the maturity date of the term loan is January 5, 2013. Interest accrues pursuant to the term loan at a variable rate of 6% above the one month London Interbank Offered Rate (LIBOR). We are required to commence making monthly principal and interest payments of $350,000 on the term loan starting in February 2012 and continuing until maturity. The term loan will also be subject to an additional principal payment based on our earnings before taxes, depreciation and amortization in excess of $300,000 per month. As of December 31, 2011, the outstanding balance of the term loan was approximately $26,543,000 and the term loan accrued interest at a rate of 6.27% per year.

In addition to the term loan, during our 2011 fiscal year we had a $6 million revolving line of credit loan. This revolving line of credit was used to finance raw material purchases. Interest accrued on the revolving line of credit at a variable rate of 12% above the one month LIBOR. As of December 31, 2011, the outstanding balance of the revolving line of credit was approximately $3,874,000 and we had approximately $1,126,000 available to be drawn. As of December 31, 2011, the revolving line of credit accrued interest at a rate of 16.27% per year. During December 2011, the interest rate on our revolving line of credit increased to 16% plus LIBOR due to our failure to deliver certain documents requested by our lender. Our revolving line of credit accrued interest at 12% plus LIBOR for the remaining months in our quarter ended December 31, 2011.

On January 11, 2012, we entered into a new $1 million revolving line of credit and the entire balance of our prior line of credit was repaid. The maturity date of the $1 million revolving line of credit is January 5, 2013. Interest accrues on the line of credit at a fixed rate of 6% per year.

Covenants

Our loan agreements with MLIC contain various covenants and financial ratios. During various times throughout our last several fiscal years, we were out of compliance with each of our financial covenants and ratios due to our financial condition and the fact that we had not been operating the biodiesel plant at full capacity. Pursuant to various agreements we executed with MLIC, it agreed to forbear from exercising its remedies under the loan agreements until January 2, 2012. We subsequently agreed to restructure our credit agreements with MLIC in order to address the expiring forbearance. Our financial covenant in effect as of December 31, 2011 was our tangible net worth covenant. As of December 31, 2011, we were required to maintain tangible net worth of $5 million. As of December 31, 2011, we had tangible net worth of approximately $3,105,000.

Management attributes our previous inability to satisfy our financial covenants and ratios with unfavorable operating conditions in the biodiesel industry. Due to our restructured credit agreements with MLIC, we have new financial ratios and covenants that we must satisfy. Starting on January 11, 2012, we are required to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. We are also required to maintain a cash flow coverage ratio, as defined in our restructured credit agreement, on a monthly basis of 1.00 to 1.00 starting in February 2012. Management anticipates that we will be in compliance with our financial covenants for the rest of our 2012 fiscal year as a result of our restructured credit agreements and our agreement with Gavilon, although there can be no assurances.

Grants and Government Programs

In 2006, we entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development's Value Added Program. One hundred thousand dollars of the loan was forgivable (and has been forgiven) and the remaining $300,000 of principal amount does not bear interest. We recently requested and were granted a six-month waiver on payments pursuant to this loan. This waiver began in January 2011. In order to receive this waiver, we agreed to pay interest at an annual rate of 6.0% on the outstanding balance of the loan. The balance at December 31, 2011 was $25,000.

On May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less).  Interest on the loan amount accrues at a rate of 3.67% per year for five (5) years. We made our first payment under this loan in December 2008.  The balance at December 31, 2011 was $210,149.

Distributions to Unit Holders

As of December 31, 2011, the board of directors of the Company had not declared or paid any distributions.

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

Recently, the biodiesel blenders' credit was allowed to expire and management does not anticipate that it will be renewed. However, due to certain biodiesel use requirements in RFS2 and state requirements, along the the fact that the value of RINs generated by biodiesel production has offset the difference between the market price of biodiesel and the market prices of petroleum based diesel, management anticipates continued demand for biodiesel. In 2012, RFS2 requires the use of 1 billion gallons of biomass-based diesel, which primarily will be satisfied using biodiesel. Further, for 2013 the biodiesel use requirement under RFS2 will increase to 1.28 billion gallons. Our projections are based upon the anticipated demand that will be created by RFS2 along with our agreement with Gavilon. RFS2 requires that the biomass-based diesel requirement of the RFS2 will not be less than 1.0 billion per year through 2022. After 2022, future rulemaking by the EPA will set the minimum levels of biodiesel. Further, biodiesel is an advanced biofuel by designation and the minimum requirement under RFS2 by 2022 of advanced biofuel is 21.0 billion gallons per year. Biodiesel can be used to meet that obligation. As a result of the plant being able to utilize multiple feedstock sources, we believe that we are positioned nicely on the supply curve and will be one of the earlier plants to meet capacity requirements when the market opens. If we fail to see these economic improvements and feedstock prices continue to display intense volatility that are not recoverable in the pricing structure, then there could be significant adjustments to our projections which could lead to a future impairment charge.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to include this information due to its status as a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company is not required to include this information due to its status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Master Netting, Setoff, Credit and Security Agreement between Iowa Renewable Energy, LLC and Gavilon, LLC dated October 12, 2011. *
10.2	Biodiesel Sales and Purchase Agreement between Iowa Renewable Energy, LLC and Gavilon, LLC dated October 12, 2011. + *
10.3	Feedstock Supply Agreement between Iowa Renewable Energy, LLC and Gavilon, LLC dated October 12, 2011. + *
10.4	Amendment Agreement between Iowa Renewable Energy, LLC and Gavilon, LLC dated January 13, 2012. + *
10.5	Third Note Modification Agreement between Iowa Renewable Energy, LLC and MLIC Asset Holdings LLC dated January 2, 2012. *
10.6	Third Addendum to Third Amendment to Construction-Term Loan Agreement between Iowa Renewable Energy, LLC and MLIC Asset Holdings LLC dated January 2, 2012. *
10.7	Line of Credit Agreement between Iowa Renewable Energy, LLC, Washington State Bank and Federation Bank dated January 6, 2012. *
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a) *
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a) *
32.1	Certificate Pursuant to 18 U.S.C. Section 1350 *
32.2	Certificate Pursuant to 18 U.S.C. Section 1350 *
101
The following financial information from Iowa Renewable Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and September 30, 2011, (ii) Statements of Operations for the three months ended December 31, 2011 and 2010, (iii) Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (iv) the Notes to Financial Statements.**

* Filed herewith.
** Furnished herewith.
+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date:	February 14, 2012	/s/ Larry Rippey
Larry Rippey
Chairman and President
(Principal Executive Officer)

Date:	February 14, 2012	/s/ Ronald Lutovsky, Jr.
Ronald Lutovsky, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)