Form 10-Q
period 2012-03-31
Iowa Renewable Energy, LLC
filed 2012-05-15
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 26,331 membership units outstanding.

PART I.        FINANCIAL INFORMATION
Item 1.    Financial Statements
IOWA RENEWABLE ENERGY, LLC
UNAUDITED BALANCE SHEETS

ASSETS	March 31, 2012	September 30, 2011
Current Assets
Cash and cash equivalents	$226,385	$210,533
Cash, restricted by loan agreement	—	929,520
Accounts receivable, net allowance for doubtful accounts of $37,682 and none	262,269	2,461,379
Inventory	8,005,695	7,081,589
Prepaid and other assets	217,084	468,506
	8,711,433	11,151,527

Property and Equipment
Land	420,000	420,000
Plant and processing equipment	40,743,394	40,719,594
Office building, furniture and fixtures	627,916	627,916
Equipment and vehicles	240,216	240,216
	42,031,526	42,007,726
Accumulated depreciation	(12,560,476)	(11,244,671)
	29,471,050	30,763,055

Other Assets
Cash, restricted by loan agreement	—	816
Financing costs, net	56,250	—
	56,250	816

Total Assets	$38,238,733	$41,915,398

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Deferred revenue	$548,351	$—
Current maturities of long-term debt	25,413,220	2,883,595
Revolving line of credit	—	5,974,473
Accounts payable and accrued expenses	8,501,858	5,438,864
Total current liabilities	34,463,429	14,296,932

Long-Term Debt	183,056	24,537,769

Commitments	—	—

Members' Equity
Members' contributions, net of issuance costs, units outstanding March 31, 2012 and September 30, 2011 26,331	23,165,422	23,165,422
Accumulated (deficit)	(19,573,174)	(20,084,725)
Total members' equity	3,592,248	3,080,697

Total Liabilities and Members' Equity	$38,238,733	$41,915,398

See Notes to Unaudited Financial Statements

IOWA RENEWABLE ENERGY, LLC
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Revenues:
Sales	$16,914,796	$58,376	$52,023,131	$128,802
Federal and state incentives	143,750	—	1,644,674	95,433
	17,058,546	58,376	53,667,805	224,235

Cost of Sales	15,839,711	1,028,498	51,387,160	2,049,988

Gross Profit (Loss)	1,218,835	(970,122)	2,280,645	(1,825,753)

Operating Expenses
General and administrative	306,089	171,234	701,390	267,097
Depreciation	10,460	11,420	20,920	20,920
	316,549	182,654	722,310	288,017

Income (loss) before other income (expense)	902,286	(1,152,776)	1,558,335	(2,113,770)

Other Income (Expense)
Other income	45,598	508	45,693	1,227
Interest expense	(461,028)	(632,372)	(1,092,477)	(1,182,089)
	(415,430)	(631,864)	(1,046,784)	(1,180,862)

Net Income (loss)	$486,856	$(1,784,640)	$511,551	$(3,294,632)

Weight Average Units Outstanding	26,331	26,331	26,331	26,331

Net Income (loss) Per Unit - basic and diluted	$18.49	$(67.78)	$19.43	$(125.12)

See Notes to Unaudited Financial Statements

IOWA RENEWABLE ENERGY ,LLC
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Net income (loss)	$511,551	$(3,294,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,315,805	1,314,191
Amortization	18,750	223,742
Change in working capital components:
Decrease in due from broker	—	310,390
(Increase) decrease in accounts receivable	2,199,110	(58,376)
(Increase) in inventory	(924,106)	(6,783,783)
Decrease in prepaids and other assets	251,422	14,287
Increase in deferred revenue	548,351	1,672,325
Increase in accounts payable and accrued expenses	3,062,994	390,032
Net cash provided by (used in) operating activities	6,983,877	(6,211,824)

Cash Flows from Investing Activities
Purchase of property and equipment	(23,800)	(16,078)
Decrease in restricted cash	930,336	729,049
Net cash provided by investing activities	906,536	712,971

Cash Flows from Financing Activity
Payment of loan origination fees	(75,000)	—
Net proceeds from revolving line of credit	(5,974,473)	5,313,667
Payment on long-term borrowings	(1,825,088)	(23,062)
Net cash provided by (used in) financing activities	(7,874,561)	5,290,605

Net increase (decrease) in cash and cash equivalents	15,852	(208,248)

Cash and cash equivalents:
Beginning	210,533	479,309
Ending	$226,385	$271,061

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,073,727	$896,065

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

Restricted cash: Included deposits to custodial accounts held by our lender. Previous loan agreements required a debt service reserve and a capital improvement reserve. As part of the term loan addendum agreement dated January 11, 2012, the Debt Service and Capital Improvement reserve requirements have been waived and the accounts were closed, therefore there was no restricted cash as of March 31, 2012.

As part of the September 2010 Line of Credit agreement, proceeds from the line of credit and collections on accounts receivables were required to be deposited into a cash collateral account which was included in current assets. The Company periodically, but not more than once each week, requested the bank to transfer funds from the cash collateral account to the general operating account. The September 2010 Line of Credit agreement was paid in full in January 2012, thus the lenders released the lein against the cash collateral account. The restricted cash balances of none and $929,520 are shown as of March 31, 2012 and September 30, 2011, respectively.

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Allowance for doubtful accounts had balances of $37,682 and none as of March 31, 2012 and September 30, 2011, respectively.

The Company's policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at March 31, 2012 or September 30, 2011.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Raw materal	$3,267,266	$1,585,750
Finished goods	4,738,430	5,495,839
	$8,005,695	$7,081,589

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

The Company reviews its property and equipment annually for impairment or whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recorded if the sum of the future undiscounted cash flows is less than the carrying amount of the asset. The amount of the loss would be determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the three or six months ended March 31, 2012 or 2011.

Revenue recognition and deferred revenue: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned. Cash received in advance of providing product is recorded as deferred revenue.

Federal incentive payments: Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The Federal Blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. The Federal Blenders Credit once again expired on December 31, 2011, and to date has not been renewed.

State incentive payments: Revenue from state incentive programs is recorded when the Company has produced biodiesel and satisfied the reporting requirements under the applicable program. The state production incentive runs from 2012 through 2014 and is based on the first 25 million gallons produced during a calendar year; the annual rate is based on a declining scale during the three year period.

Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and six month periods ended March 31, 2012 and 2011 is as follows:

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

	Three Months ended 3/31/12		Three Months ended 3/31/11		Six Months Ended 3/31/12		Six Months Ended 3/31/11
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$14,044,021	88.66%	$44,718	4.35%	$47,763,537	92.95%	$112,056	5.47%
Plant wages and salaries	207,094	1.31	154,494	15.02	436,994	0.85	164,968	8.05
Utilities and waste disposal	506,606	3.20	88,579	8.61	839,458	1.63	101,751	4.96
Fees-procurement, operation mgmt	113,563	0.72	—	—	365,740	0.71	—	—
Depreciation	647,773	4.09	645,456	62.76	1,294,885	2.52	1,293,272	63.09
Maintenance, supplies and other expenses	320,654	2.02	95,210	9.26	686,546	1.34	377,941	18.44
Total cost of revenue/sales	$15,839,711	100.00%	$1,028,457	100.00%	$51,387,160	100.00%	$2,049,988	100.00%

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

Note 2.        Major Customer

On January 27, 2010, the Company and WMG Services LLC (WMG) entered into a Management Services Agreement (Agreement). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for the Company in exchange for a monthly asset utilization fee and a monthly performance fee. These fees are determined on a sliding fee scale tied to production. The Agreement commenced June 30, 2010 (Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. On March 1, 2012 the Company sent notification to WMG of its intent to not renew the Management Services Agreement beyond the 24 month term.

Sales to WMG for the three and six months ended March 31, 2012 were approximately none and $6,151,000, respectively. There were accounts receivable from WMG of approximately $135,000 and $100,000 recorded as of March 31, 2012 and September 30, 2011, respectively. The total fees expensed under this agreement for the three and six month periods ended March 31, 2012 and 2011 were $114,000 and $366,000, respectively, of which $48,000 was payable as of March 31, 2012.

On January 13, 2012, the Company entered into an agreement with Gavilon, LLC (Gavilon) that the Company will purchase from Gavilon all of the feedstock that is required to produce biodiesel during calendar year 2012 and that the Company will sell all of the biodiesel produced to Gavilon. This is an exclusive relationship where the Company has agreed not to purchase feedstock from any other supplier and not to produce biodiesel for any other customers during calendar year 2012. The Agreement commenced January 1, 2012 (Effective Date) and shall continue for a term of twelve (12) months from the effective date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew.

Sales to Gavilon for the three and six months ended March 31, 2012 were approximately $16,303,000 and $30,950,000, respectively. There was deferred revenue recorded from Gavilon of approximately $548,000 as of March 31, 2012 and accounts receivable from Gavilon of approximately $1,732,000 as of September 30, 2011. Accounts payable to Gavilon as of March 31, 2012 were approximately $7,104,000.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

One other customer represented a significant portion of the Company's biodiesel sales prior to the Gavilon contract. That customer had sales of $10,959,000 for the six months ended March 31,2012, all of which were in the quarter ended December 31, 2011.

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

Note 4.        Long-Term Debt and Line of Credit

Long-term debt consists of the following as of March 31, 2012:

Note payable to MLIC Asset Holdings, LLC (A) (MLIC)	$25,376,127
Note payable to the Iowa Department of Economic Development (B)	10,000
Note payable to the Iowa Department of Transportation (C)	210,149
$25,596,276

(A)    On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement with MLIC Asset Holdings, LLC which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” Previously, the note bore interest at prime plus .25% and was due in monthly principal and interest payments of $373,000. The Company violated the debt covenants; however, MLIC has waived these violations and has entered into a new amendment on January 11, 2012 which extends the maturity date to January 5, 2013. This new amendment bears interest at 6% plus the one month LIBOR rate (currently 6.25%) and requires monthly principal and interest payments of $350,000 plus additional principal payments if monthly earnings before taxes, depreciation and amortization exceed $300,000. This new amendment includes revised covenants including, the requirement to maintain tangible net worth of at least $2 million through March 31, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. The Company is also required to maintain a cash flow coverage ratio (monthly EBITDA divided by monthly principal and interest payments) of 1:1 starting in February 2012. The loan is secured by substantially all assets of the Company.

The Company's plans with respect to its term loan are discussed in greater detail below in Note 6.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

(B)    The Company has a $300,000 loan agreement with the Iowa Department of Economic Development. The $300,000 loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of March 31, 2012 and September 30, 2011 of $10,000 and $55,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and will be subordinate to the financial institution debt. On November 18, 2010, the Company requested from the IDED a deferral of payments for the period January 1, 2011 through June 30, 2011. On December 16, 2010 the IDED board approved the IRE deferral request with the requirement of a 6.0% interest accrual on the loan for that period. Additionally, in March 2011 the IDED board approved an extension of this agreement through May 2012.

(C)    The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The $132,000 loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at March 31, 2012 and September 30, 2011 was $42,149 and $55,696, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and is not subordinate to the financial instrument debt. The $168,000 grant is forgivable upon completion of the loan agreement.

Maturities of long-term debt are as follows:

Twelve months ending March 31:
2013	$25,413,220
2014	183,056
$25,596,276

On September 2, 2010 the Company entered into a short-term line of credit where MLIC Asset Holdings, LLC, Federation Bank, and Washington State Bank will provide up to a $6.0 million revolving line of credit to be used for the purchase of raw materials. This line of credit matured on January 2, 2012 and therefore no amount is outstanding on this line of credit at March 31, 2012. The balance on this line of credit on September 30, 2011 was $5,974,473.

On January 11, 2012, the Company entered into a new short-term line of credit with Washington State Bank and Federation Bank to provide up to a $1.0 million revolving line of credit to be used for operations. The line of credit will mature on January 5, 2013 at which time all principal and interest must be paid. Interest on this line of credit is at 6%. At March 31, 2012, no amount is outstanding on this line of credit.

Note 5.        Lease Commitment and Other Contingencies

The Company leases a copier under a long-term operating lease that will expire in January 2016. The lease requires payments of $237 per month plus applicable taxes. The Company leases 25 railcars under long-term operating leases that will expire through 2017. The leases require payments of $14,070 per month once all cars are placed. Rental expense was $61,873 and $109,675 for the three and six months ended March 31, 2012, respectively. Minimum lease payments under these operating leases for future years are as follows:

Year ending September 30:
2012	$85,782
2013	171,564
2014	171,564
2015	159,069
2016	152,911
2017	35,220
$776,110

The European Union is currently leveling tariffs on biofuels exported from the United States due to subsidies paid on biofuels.

Iowa Renewable Energy, LLC
Notes to Unaudited Financial Statements

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

Note 6.        Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2012, the Company has generated accumulated losses of $19,573,174, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company's lender contained covenants which the Company was not in compliance with as of December 31, 2011. However, on January 11, 2012 the Company's lender waived these violations and entered into a new amendment which extends the maturity date of the debt through January 5, 2013. See Note 4 for details of new amendment terms. This new amendment includes revised covenants including, the requirement to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. The Company is also required to maintain a cash flow coverage ratio (monthly EBITDA divided by monthly principal and interest payments) of 1:1 starting in February 2012.

Since the Company's credit agreements mature on January 5, 2013 and management does not expect that the Company will have sufficient cash to repay the entire amounts due at the maturity date, management is in the process of evaluating its options with respect to refinancing its long-term debt. Management has been in discussions with various lenders regarding potential refinancing options for the Company's long-term debt. No agreements have been reached with respect to any such refinancing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Iowa Renewable Energy, LLC (referred to in this report as "the Company," "we," "us," or "IRE") prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2012 and 2011. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

Overview

During our quarter ended March 31, 2012, we have been producing biodiesel pursuant to an agreement with Gavilon, LLC ("Gavilon"). Our agreement with Gavilon provides that we will purchase from Gavilon all of the feedstock that we require to produce biodiesel during calendar year 2012 and that we will sell all of the biodiesel we produce to Gavilon. This is an exclusive relationship where we have agreed not to produce biodiesel for any other customers during calendar year 2012. In exchange for this exclusive relationship, Gavilon has agreed to purchase a minimum amount of biodiesel from us during calendar year 2012 which equals approximately 50% to 70% of our total production capacity, depending on feedstock. In the event Gavilon does not purchase the minimum amount of biodiesel from us during any month, Gavilon has agreed to make a minimum cash payment to us. Our agreement with Gavilon has allowed us to recommence making payments on our long-term loan with our primary lender.

During our quarter ended March 31, 2012, we amended and extended our credit agreements with our primary lender, MLIC Asset Holdings, LLC ("MLIC"). We extended the maturity date of our term loan with MLIC from January 2, 2012 until January 5, 2013. Further, we secured a $1 million line of credit with Washington State Bank and Federation Bank and repaid the balance of our prior line of credit with MLIC. Pursuant to our agreement with MLIC, we will pay a variable interest rate on our term loan at a rate of 6% above the one month London Interbank Offered Rate (LIBOR), adjusted monthly and we will pay 6% interest on our $1 million line of credit. Prior to the end of our quarter ended March 31, 2012, it came to MLIC's attention that our amended credit agreements which were executed in early January 2012 failed to waive certain loan defaults which occurred prior to the time when we amended our loan agreements with MLIC. In order to remedy this situation, we entered into a Fourth Amendment Construction-Term Loan Agreement on May 15, 2012 which waives this prior non-compliance.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our unaudited statement of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
Income Statement Data	Amount	%	Amount	%
Revenue	$17,058,546	100.0%	$58,376	100.0%
Cost of Sales	15,839,711	92.9%	1,028,498	1,761.9%
Gross Profit (Loss)	1,218,835	7.1%	(970,122)	(1,661.9)%
Operating Expenses	316,549	1.9%	182,654	312.9%
Operating Income (Loss)	902,286	5.3%	(1,152,776)	(1,974.7)%
Other Income	45,598	0.3%	508	0.9%
Interest Expense	(461,028)	(2.7)%	(632,372)	(1,083.3)%
Net Income (Loss)	$486,856	2.9%	$(1,784,640)	(3,057.1)%

Revenues

Our revenues from operations are primarily derived from biodiesel sales, glycerin sales and fatty acid and soapstock sales. All of our biodiesel sales are pursuant to our agreement with Gavilon which provides for a minimum amount of biodiesel production or a minimum cash payment by Gavilon. We also received revenue from federal and state biodiesel production incentives. The following table shows the sources of our revenues for the three months ended March 31, 2012 and 2011.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel sales	$16,343,515	95.81%	$—	—%
Co-product sales	571,281	3.35%	58,376	100.00%
Federal and state incentives	143,750	0.84%	—	—%
Other revenue	—	—%	—	—%
Total sales revenue	$17,058,546	100.00%	$58,376	100.00%

Our revenue increased significantly during the three months ended March 31, 2012 compared to the same period of 2011. Throughout our second quarter of 2012, we were operating the biodiesel production facility and making biodiesel and co-product sales. During the comparable period of 2011, we had not yet made any biodiesel or co-product sales and our only revenue was derived from sales of inventory which was previously produced. As a result of our biodiesel sales, we received biodiesel incentive revenue of approximately $144,000 during the three months ended March 31, 2012. We did not have any incentive revenue during the comparable period of 2011 as we did not produce any biodiesel during that time.

We commenced operating the biodiesel production facility during our second quarter of 2011 after the plant had not operated for approximately one year due to the expiration of the biodiesel blenders' credit and as a result of other unfavorable conditions in the biodiesel industry. Much of the biodiesel industry did not operate during 2010 as a result of the expiration of the biodiesel blenders' credit and uncertainty regarding the industry generally. However, the biodiesel blenders' credit was reinstated at the end of 2010. The reinstatement was retroactive for all of 2010 and through 2011. As a result, we commenced operating the biodiesel plant during the second quarter of our 2011 fiscal year.

During calendar year 2012, we have agreed to only produce and sell biodiesel to Gavilon. Our agreements with Gavilon provide for a guaranteed minimum amount of production which equals approximately 50% to 70% of our production capacity depending on which types of feedstock we use. During the first three months of our agreement with Gavilon, we produced more biodiesel than the minimum guaranteed amount of production provided by our agreements with Gavilon. In the event Gavilon does not purchase sufficient biodiesel from us to meet this minimum level of production, Gavilon has agreed to make a minimum cash payment to us. As a result of the Gavilon agreements, we anticipate that we will be able to continue our operations and make payments on our MLIC loan throughout our 2012 fiscal year.

The biodiesel industry is benefited by the RFS. The RFS required the use of 800 million gallons of biodiesel in 2011 increasing to 1 billion gallons in 2012. Further, the RFS will increase to 1.28 billion gallons in 2013. In addition to the specific requirement for use of biomass-based diesel, biodiesel can be used to meet other categories of renewable fuels under the RFS, specifically advanced biofuels. This may lead to an additional 500 million gallons of biodiesel demand during 2012. Therefore, management anticipates that it will be able to continue to operate the biodiesel plant for the next 12 months and beyond.

Cost of Sales

Our cost of sales for our quarter ended March 31, 2012 was significantly higher than during the comparable period of 2011 because we were producing biodiesel during the 2012 period and the plant had just restarted operations at the end of the comparable period of 2011. Our primary cost of producing biodiesel is feedstock, which we purchase from Gavilon pursuant to our exclusive agreements discussed above.

We did not have any derivative instruments in place for either our quarter ended March 31, 2012 or September 30, 2011. Therefore, we had no gains or losses during either period related to derivative instruments.

Operating Expenses

Our operating expenses were higher for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to increased office staff that we hired at the end of our 2011 fiscal year in order to manage our operations. We anticipate that our operating expenses will remain relatively stable during the remaining quarters of our 2012 fiscal year as we anticipate continuing to operate the biodiesel plant and have hired all the additional staff necessary to continue our operations.

Other Income (Expenses)

Our other income and expenses for the three months ended March 31, 2012 was interest expense of $461,028 and other income of $45,598, compared to $632,372 interest expense and $508 other income for the three months ended March 31, 2011. The decrease in interest expense during the 2012 period was primarily the result of lower interest rates on our credit facilities along with having less funds outstanding on our loans.

Results of Operations for the Six Months Ended March 31, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2012 and March 31, 2011:

	Six Months Ended		Six Months Ended
	March 31, 2012		March 31, 2011
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$53,667,805	100.0%	$224,235	100.0%
Cost of Sales	51,387,160	95.8%	2,049,988	914.2%
Gross Income (Loss)	2,280,645	4.2%	(1,825,753)	(814.2)%
Operating Expenses	722,310	1.3%	288,017	128.4%
Operating Income (Loss)	1,558,335	2.9%	(2,113,770)	(942.7)%
Other Income	45,693	0.1%	1,227	0.5%
Interest Expense	(1,092,477)	(2.0)%	(1,182,089)	(527.2)%
Net Income (Loss)	$511,551	1.0%	$(3,294,632)	(1,469.3)%

Revenues

The following table shows the sources of our revenue for the six months ended March 31, 2012 and March 31, 2011.

	Six Months Ended		Six Months Ended
	March 31, 2012		March 31, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel sales	$50,959,293	94.95%	$58,214	25.96%
Co-product sales	1,061,700	1.98%	70,588	31.48%
Federal and state incentives	1,644,674	3.07%	95,433	42.56%
Other revenue	2,138	—%	—	—%
Total sales revenue	$53,667,805	100.00%	$224,235	100.00%

Revenues from operations for the six months ended March 31, 2012 totaled $53,667,805 compared to $224,235 for the same period in 2011. The increase in revenue from period to period is primarily due to the fact that we were operating the biodiesel plant during the 2012 period and we had only a small amount of sales of previously produced products that we were holding in inventory during the 2011 period. Further, since we were producing biodiesel during the 2012 period, we had federal and state incentive revenue which we did not have during the 2011 period.

Cost of Sales

Our cost of sales was significantly higher for the six months ended March 31, 2012 compared to the same six month period of 2011 due to increased raw material costs. Our total raw material costs were higher due to the fact that we were operating the biodiesel plant during the entire six months ended March 31, 2012 and we had only started operating the biodiesel plant at the end of the comparable period of 2011.

Operating Expense

Our operating expenses were higher for the six months ended March 31, 2012 compared to the same period of 2011 due to the fact that we were operating the biodiesel plant during the 2012 period and we hired additional office staff at the end of our 2011 fiscal year in order to manage the operation of the biodiesel plant. We expect that going forward our operating expenses will remain fairly consistent as we seek to minimize unnecessary expenses.

Interest Expense

Interest expense decreased to $1,092,477 for the six months ended March 31, 2012 compared to $1,182,089 during the same period in 2011. Our interest expense decreased due to having less amounts outstanding on our loans and lower interest rates during the 2012 period compared the 2011 period.

Changes in Financial Condition for the Six Months Ended March 31, 2012

The following table highlights the changes in our financial condition for the six month period ended March 31, 2012:

	March 31, 2012	September 30, 2011
Current Assets	$8,711,433	$11,151,527
Total Assets	38,238,733	41,915,398
Current Liabilities	34,463,429	14,296,932
Members' Equity	3,592,248	3,080,697

Assets

Our current assets were lower at March 31, 2012 compared to September 30, 2011 primarily related to the fact that we no longer have any amounts in a restricted cash account with our lender and we had less accounts receivable at March 31, 2012 compared to September 30, 2011. This decrease in our accounts receivable was due to our agreement with Gavilon which provides for different payment terms our previous marketing agreement. Further, after we restructured our credit facilities with our primary lender, we are no longer required to maintain cash in a restricted cash account. Our property and equipment was lower at March 31, 2012 compared to September 30, 2011 because of depreciation.

Liabilities

Our current liabilities were higher at March 31, 2012 compared to September 30, 2011 due to the fact that our term loan with MLIC is considered a current liability because it matures in January 2013. However, we had no amount outstanding on our revolving line of credit as of March 31, 2012 compared to approximately $6 million outstanding as of September 30, 2011. We had more accounts payable at March 31, 2012 compared to September 30, 2011 due to our feedstock purchase agreement with Gavilon which provides for different payment terms than our previous business terms. Our long-term debt was lower at March 31, 2012 compared to September 30, 2011 due to the fact that our term loan with MLIC was included as a current liability as of March 31, 2012.

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

Cash Flow from Operating Activities

Our operating activities provided us approximately $6,984,000 in cash for the six month period ended March 31, 2012. During the comparable period of 2011, our operating activities used approximately $6,212,000 in cash. The primary difference between the two periods was that we had positive net income during the 2012 period along with positive changes in our accounts receivable, inventory and accounts payable which impacted our cash flow.

Cash Flow from Investing Activities

Net cash flow provided by investing activities for the six month period ended March 31, 2012 totaled approximately $907,000, which was primarily related to decreases in our restricted cash account. During the comparable period of 2011, we received less cash from our restricted cash account which resulted in less cash being generated by our investing activities during the 2011 period.

Cash Flow from Financing Activities

Our financing activities used a significant amount of cash during the six month period ended March 31, 2012 due to payments we made on our term loan and revolving lines of credit. During the six month period ended March 31, 2011, our financing activities provided cash due to funds we received from our line of credit.

Short-Term and Long-Term Debt Sources

On January 11, 2012, we entered into a restructured credit agreement with MLIC which provides for a maturity date of our term loan on January 5, 2013. Our restructured credit agreement with MLIC provided for new financial covenants which management believes we will satisfy for the rest of our 2012 fiscal year. In addition to the MLIC loan, we executed a new $1 million line of credit with Washington State Bank and Federation Bank and we repaid the $6 million MLIC revolving line of credit.

The term loan was used to finance the construction and start-up operations of our biodiesel plant. Currently, the maturity date of the term loan is January 5, 2013. Interest accrues pursuant to the term loan at a variable rate of 6% above the one month London Interbank Offered Rate (LIBOR). We were required to commence making monthly principal and interest payments of $350,000 on the term loan starting in February 2012 and continuing until maturity. The term loan will also be subject to an additional principal payment based on our earnings before taxes, depreciation and amortization in excess of $300,000 per month. As of March 31, 2012, the outstanding balance of the term loan was approximately $25,376,000 and the term loan accrued interest at a rate of 6.25% per year.

In addition to the term loan, we had a $6 million revolving line of credit loan. This revolving line of credit was used to finance raw material purchases. Interest accrued on the revolving line of credit at a variable rate of 12% above the one month LIBOR. This line of credit was repaid in early January 2012. As a result, as of March 31, 2012, we had no amount outstanding on this $6 million line of credit.

On January 11, 2012, we entered into a new $1 million revolving line of credit. The maturity date of the $1 million revolving line of credit is January 5, 2013. Interest accrues on the line of credit at a fixed rate of 6% per year. As of March 31, 2012, we had no amount outstanding and $1 million available to be drawn on this revolving line of credit.

Management is in the process of evaluating its options with respect to refinancing our long-term debt. Management does not anticipate that we will have sufficient cash to repay all of our outstanding term debt when it matures on January 5, 2013. As a result, management has been meeting with various lenders, including MLIC, to determine the terms on which we could refinance our existing debt when it matures. No agreements have been reached with respect to any potential refinancing.

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

Management attributes our previous inability to satisfy our financial covenants and ratios with unfavorable operating conditions in the biodiesel industry. Due to our restructured credit agreements with MLIC, we have new financial ratios and covenants that we must satisfy. Starting on January 11, 2012, we are required to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. We are also required to maintain a cash flow coverage ratio, as defined in our restructured credit agreement, on a monthly basis of 1.00 to 1.00 starting in February 2012. Management anticipates that we will be in compliance with our financial covenants for the rest of our 2012 fiscal year as a result of our restructured credit agreements and our agreement with Gavilon, although there can be no assurances. As of March 31, 2012, we were in compliance with all of our loan covenants.

Grants and Government Programs

We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development's Value Added Program. One hundred thousand dollars of the loan is forgivable (and has been forgiven). We requested and were granted a six-month waiver on payments pursuant to this loan which began in January 2011. In order to receive this waiver, we agreed to pay interest at an annual rate of 6.0% on the outstanding balance of the loan. The balance at March 31, 2012 was $10,000.

On May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less).  Interest on the loan amount accrues at a rate of 3.67% per year for five (5) years. We made our first payment under this loan in December 2008.  The balance at March 31, 2012 was $210,149.

Distribution to Unit Holders

As of March 31, 2012, the board of directors of the Company had not declared or paid any distributions.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during our second quarter of 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company is not required to include this information due to its status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fourth Amendment to Construction Term-Loan Agreement between Iowa Renewable Energy, LLC and MLIC Asset Holdings LLC dated May 15, 2012.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a) *
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a) *
32.1	Certificate Pursuant to 18 U.S.C. Section 1350 *
32.2	Certificate Pursuant to 18 U.S.C. Section 1350 *
101
The following financial information from Iowa Renewable Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2012 and September 30, 2011, (ii) Statements of Operations for the three and six months ended March 31, 2012 and 2011, (iii) Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (iv) the Notes to Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date:	May 15, 2012	/s/ Larry Rippey
Larry Rippey
Chairman and President
(Principal Executive Officer)

Date:	May 15, 2012	/s/ Ronald Lutovsky, Jr.
Ronald Lutovsky, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)