Form 10-Q
period 2012-06-30
Iowa Renewable Energy, LLC
filed 2012-08-10
CIK 1386110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 26,331 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements

IOWA RENEWABLE ENERGY, LLC
UNAUDITED BALANCE SHEETS

ASSETS	June 30, 2012	September 30, 2011
Current Assets
Cash and cash equivalents	$316,620	$210,533
Cash, restricted by loan agreement	—	929,520
Accounts receivable, net allowance for doubtful accounts of $37,682 and none	330,865	2,461,379
Inventory	4,919,997	7,081,589
Prepaid and other assets	191,287	468,506
	5,758,769	11,151,527

Property and Equipment
Land	420,000	420,000
Plant and processing equipment	40,743,394	40,719,594
Office building, furniture and fixtures	627,916	627,916
Equipment and vehicles	240,216	240,216
	42,031,526	42,007,726
Accumulated depreciation	(13,220,031)	(11,244,671)
	28,811,495	30,763,055

Other Assets
Cash, restricted by loan agreement	—	816
Financing costs, net	37,500	—
	37,500	816

Total Assets	$34,607,764	$41,915,398

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Deferred revenue	$569,680	$—
Current maturities of long-term debt	23,984,718	2,883,595
Revolving line of credit	—	5,974,473
Accounts payable and accrued expenses	5,600,417	5,438,864
Total current liabilities	30,154,815	14,296,932

Long-Term Debt	—	24,537,769

Commitments	—	—

Members' Equity
Members' contributions, net of issuance costs, units outstanding June 30, 2012 and September 30, 2011 26,331	23,165,422	23,165,422
Accumulated (deficit)	(18,712,473)	(20,084,725)
Total members' equity	4,452,949	3,080,697

Total Liabilities and Members' Equity	$34,607,764	$41,915,398

See Notes to Unaudited Financial Statements
IOWA RENEWABLE ENERGY, LLC
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues:
Sales	$25,563,070	$14,401,278	$77,586,201	$14,530,080
Federal and state incentives	138,926	1,261,824	1,783,600	1,261,824
	25,701,996	15,663,102	79,369,801	15,791,904

Cost of Sales	24,154,746	15,560,543	75,541,906	17,610,531

Gross Profit (Loss)	1,547,250	102,559	3,827,895	(1,818,627)

Operating Expenses
General and administrative	312,114	216,285	1,013,504	483,382
Depreciation	10,459	10,459	31,379	31,379
	322,573	226,744	1,044,883	514,761

Income (loss) before other income (expense)	1,224,677	(124,185)	2,783,012	(2,333,388)

Other Income (Expense)
Other income	42,867	148	88,560	96,808
Interest expense	(406,843)	(641,091)	(1,499,320)	(1,823,180)
	(363,976)	(640,943)	(1,410,760)	(1,726,372)

Net Income (loss)	$860,701	$(765,128)	$1,372,252	$(4,059,760)

Weight Average Units Outstanding	26,331	26,331	26,331	26,331

Net Income (loss) Per Unit - basic and diluted	$32.69	$(29.06)	$52.12	$(154.18)

See Notes to Unaudited Financial Statements

IOWA RENEWABLE ENERGY ,LLC
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$1,372,252	$(4,059,760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,975,360	1,971,763
Amortization	37,500	281,806
Change in working capital components:
Decrease in due from broker	—	310,390
(Increase) decrease in accounts receivable	2,130,514	(1,946,992)
(Increase) decrease in inventory	2,161,592	(3,910,616)
(Increase) decrease in prepaids and other assets	277,219	(36,380)
Increase in deferred revenue	569,680	—
Increase in accounts payable and accrued expenses	161,553	868,377
Net cash provided by (used in) operating activities	8,685,670	(6,521,412)

Cash Flows from Investing Activities
Purchase of property and equipment	(23,800)	(16,078)
Decrease in restricted cash	930,336	729,300
Net cash provided by investing activities	906,536	713,222

Cash Flows from Financing Activity
Payment of loan origination fees	(75,000)	—
(Payment) proceeds on revolving line of credit	(5,974,473)	5,400,521
(Payment) on long-term borrowings	(3,436,646)	(36,365)
Net cash provided by (used in) financing activities	(9,486,119)	5,364,156

Net increase (decrease) in cash and cash equivalents	106,087	(444,034)

Cash and cash equivalents:
Beginning	210,533	479,309
Ending	$316,620	$35,275

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,461,820	$1,425,365

See Notes to Unaudited Financial Statements.

Note 1.        Nature of Business and Significant Accounting Policies

Nature of business:

Iowa Renewable Energy, LLC (the Company), located in Washington, Iowa, was formed in April 2005 to pool investors to build a biodiesel manufacturing plant with an annual capacity of between 25 million and 30 million gallons, depending on feedstock used. The Company was in the development stage until July 2007, when it commenced operations. See Note 5 for discussion of management's plans for current operations.

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

Restricted cash: Included deposits to custodial accounts held by our lender. Previous loan agreements required a debt service reserve and a capital improvement reserve. As part of the term loan addendum agreement dated January 11, 2012, the Debt Service and Capital Improvement reserve requirements have been waived and the accounts were closed, therefore there was no restricted cash as of June 30, 2012.

As part of the September 2010 Line of Credit agreement, proceeds from the line of credit and collections on accounts receivables were required to be deposited into a cash collateral account which was included in current assets. The Company periodically, but not more than once each week, requested the bank to transfer funds from the cash collateral account to the general operating account. The September 2010 Line of Credit agreement was paid in full in January 2012, thus the lenders released the lien against the cash collateral account. The restricted cash balances of none and $929,520 are shown as of June 30, 2012 and September 30, 2011, respectively.

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Allowance for doubtful accounts had balances of $37,682 and none as of June 30, 2012 and September 30, 2011, respectively.

The Company's policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at June 30, 2012 or September 30, 2011.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Raw material	$2,812,376	$1,585,750
Finished goods	2,107,621	5,495,839
	$4,919,997	$7,081,589

Property and equipment: Property and equipment is stated at cost. Depreciation of such amounts commenced when the plant began operations. Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years

Plant and process equipment	10	20
Office building	10	20
Office equipment	3	7
Other equipment	3	7

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company reviews its property and equipment annually for impairment or whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recorded if the sum of the future undiscounted cash flows is less than the carrying amount of the asset. The amount of the loss would be determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the three or nine months ended June 30, 2012 or 2011.

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

Cost of sales: The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, sodium methylate, and chemicals), energy (natural gas and electricity), and labor. Cost of sales detail for the three and nine month periods ended June 30, 2012 and 2011 is as follows:

	Three Months ended 6/30/12		Three Months ended 6/30/11		Nine Months Ended 6/30/12		Nine Months Ended 6/30/11
Cost of Revenue/Sales	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

Input costs (soybean oil, animal fats, chemicals, etc.)	$22,279,255	92.23%	$13,909,776	89.39%	$70,042,791	92.72%	$14,063,802	79.86%
Plant wages and salaries	212,798	0.88	207,718	1.33	649,792	0.86	443,717	2.52
Utilities and waste disposal	506,763	2.10	241,180	1.55	1,346,221	1.78	401,392	2.28
Fees-procurement, operation mgmt	132,000	0.55	253,791	1.63	497,740	0.66	253,791	1.44
Depreciation	649,095	2.69	647,112	4.16	1,943,981	2.57	1,940,384	11.02
Maintenance, supplies and other expenses	374,835	1.55	300,966	1.93	1,061,381	1.41	507,445	2.88
Total cost of revenue/sales	$24,154,746	100.00%	$15,560,543	100.00%	$75,541,906	100.00%	$17,610,531	100.00%

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

Note 2.        Major Customer

On January 29, 2010, the Company and WMG Services LLC (WMG) entered into a Management Services Agreement (Agreement). The Agreement provides that WMG will provide certain facility administration services; accounting services; and marketing, sales, feedstock sourcing and logistic services for the Company in exchange for a monthly asset utilization fee and a monthly performance fee. These fees are determined on a sliding fee scale tied to production and profitability. The Agreement commenced June 30, 2010 (Effective Date). The Agreement shall continue for a term of twenty-four (24) months from the Effective Date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew. The Agreement may also be terminated for a failure to cure a material breach of the Agreement thirty (30) days after receipt of notice of the breach, or for a change of control. On March 1, 2012 the Company sent notification to WMG of its intent to not renew the Management Services Agreement beyond the 24 month term.

Sales to WMG for the three and nine months ended June 30, 2012 were approximately none and $6,151,000, respectively. There were accounts receivable from WMG of approximately $135,000 and $100,000 recorded as of June 30, 2012 and September 30, 2011, respectively. The total fees expensed under this agreement for the three and nine month periods ended June 30, 2012 and 2011 were $132,000 and $497,740, and $254,000 and $254,000 respectively, of which $36,000 was payable as of June 30, 2012.

On January 13, 2012, the Company entered into an agreement with Gavilon, LLC (Gavilon) pursuant to which the Company will purchase from Gavilon all of the feedstock that is required to produce biodiesel during calendar year 2012 and that the Company will sell all of the biodiesel produced to Gavilon. This is an exclusive relationship where the Company has agreed not to purchase feedstock from any other supplier and not to produce biodiesel for any other customers during calendar year 2012. The Agreement commenced January 1, 2012 (Effective Date) and shall continue for a term of twelve (12) months from the effective date. Thereafter, the Agreement shall automatically renew for additional successive terms of twelve (12) months, unless either party gives ninety (90) days notice of its desire not to renew.

Sales to Gavilon for the three and nine months ended June 30, 2012 were approximately $25,248,000 and $56,855,000, respectively. There was deferred revenue recorded from Gavilon of approximately $570,000 as of June 30, 2012 and accounts receivable from Gavilon of approximately $1,732,000 as of September 30, 2011. Accounts payable to Gavilon as of June 30, 2012 were approximately $4,357,000.

One other customer represented a significant portion of the Company's biodiesel sales prior to the Gavilon contract. That customer had sales of $10,959,000 for the nine months ended June 30, 2012, all of which were in the quarter ended December 31, 2011.

Note 3.        Long-Term Debt and Line of Credit

Long-term debt consists of the following as of June 30, 2012:

Note payable to MLIC Asset Holdings, LLC (A) (MLIC)	$23,788,364
Note payable to the Iowa Department of Economic Development (B)	—
Note payable to the Iowa Department of Transportation (C)	196,354
$23,984,718

(A)    On October 26, 2006, the Company entered into a $34,715,000 construction-term loan agreement with MLIC Asset Holdings, LLC which was used to complete the biodiesel project. The loan consisted of two phases: a “construction phase” where the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction, the loan converted to a “senior debt instrument.” Previously, the note bore interest at prime plus .25% and was due in monthly principal and interest payments of $373,000. The Company violated the debt covenants; however, MLIC has waived these violations and has entered into a new amendment on January 11, 2012 which extends the maturity date to January 5, 2013. This new amendment bears interest at 6% plus the one month LIBOR rate (currently 6.25%) and requires monthly principal and interest payments of $350,000 plus additional principal payments if monthly earnings before taxes, depreciation and amortization exceed $300,000. This new amendment includes revised covenants including, the requirement to maintain tangible net worth of at least $2,000,000 through June 30, 2012 and at least $2,250,000 from July 1, 2012 until the maturity date of the loans on January 5, 2013. The Company is also required to maintain a cash flow coverage ratio (monthly EBITDA divided by monthly principal and interest payments) of 1:1 starting in February 2012. The loan is secured by substantially all assets of the Company.

The Company's plans with respect to its term loan are discussed in greater detail below in Note 5.

(B)    The Company has a $300,000 loan agreement with the Iowa Department of Economic Development. The loan is noninterest-bearing and due in monthly payments of $5,000 beginning December 2006 for a term of 60 months with a balance as of June 30, 2012 and September 30, 2011 of none and $55,000, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and will be subordinate to the $34,715,000 financial institution debt. On November 18, 2010, the Company requested from the IDED a deferral of payments for the period January 1, 2011 through June 30, 2011. On December 16, 2010 the IDED board approved the IRE deferral request with the requirement of a 6.0% interest accrual on the loan for that period. Additionally, in March 2011 the IDED board approved an extension of this agreement through May 2012. This loan was repaid in full in May 2012, however, the Company is obligated to meet certain job retention obligations through 2014.

(C)    The Company has a $132,000 loan agreement and a $168,000 forgivable grant agreement with the Iowa Department of Transportation. The loan bears interest at 3.67% beginning June 2008 and is due in semi-annual payments of $14,569 beginning December 2008 for a term of 60 months. The balance at June 30, 2012 and September 30, 2011 was $28,354 and $55,696, respectively. Borrowings under this agreement are collateralized by substantially all of the Company's assets and are not subordinate to the $34,715,000 financial instrument debt. The grant is forgivable upon completion of the loan agreement.

Maturities of long-term debt are as follows:

Year ending June 30:
2013	$23,816,718
2014	168,000
$23,984,718

On September 2, 2010 the Company entered into a short-term line of credit where MLIC Asset Holdings, LLC, Federation Bank, and Washington State Bank will provide up to a $6,000,000 revolving line of credit to be used for the purchase of raw materials. This line of credit matured on January 2, 2012 and therefore no amount is outstanding on this line of credit at June 30, 2012. The balance on this line of credit on September 30, 2011 was $5,974,473.

On January 11, 2012, the Company entered into a new short-term line of credit with Washington State Bank and Federation Bank to provide up to a $1,000,000 revolving line of credit to be used for operations. The line of credit will mature on January 5, 2013 at which time all principal and interest must be paid. Interest on this line of credit is at 6%. At June 30, 2012, no amount is outstanding on this line of credit. The full amount of the line of credit is currently available.

Note 4.        Lease Commitment and Other Contingencies

The Company leases a copier under a long-term operating lease that will expire in January 2016. The lease requires payments of $237 per month plus applicable taxes. The Company leases 25 railcars under long-term operating leases that will expire through 2017. The leases require payments of $14,070 per month once all cars are placed. Rental expense was $47,000 and $159,800 for the three and nine months ended June 30, 2012, respectively. Minimum lease payments under these operating leases for future years are as follows:

Year ending September 30:
2012	$42,891
2013	171,564
2014	171,564
2015	159,069
2016	155,388
2017	35,220
$735,696

The European Union is currently leveling tariffs on biofuels exported from the United States due to subsidies paid on biofuels. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If any governmental supports are modified or permanently removed and decreased demand for the Company's biodiesel results, its profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders' tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders' tax credit expired on December 31, 2011. However, many in the biodiesel industry believe that due to the biodiesel use requirements in RFS2, demand for biodiesel will continue during 2012, despite the loss of the biodiesel blenders' credit. This results from the fact that certain obligated parties under the RFS2 program are required to use a certain amount of biomass based diesel.

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

Note 5.        Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2012, the Company has generated accumulated losses of $18,712,473, has experienced significant volatility in its input costs and undertaken significant borrowings to finance the construction of the biodiesel plant. The loan agreements with the Company's lender contained covenants which the Company was not in compliance with as of December 31, 2011. However, on January 11, 2012 the Company's lender waived these violations and entered into a new amendment which extends the maturity date of the debt through January 5, 2013. See Note 4 for details of new amendment terms. This new amendment includes revised covenants including, the requirement to maintain tangible net worth of at least $2,000,000 through June 30, 2012 and at least $2,250,000 from July 1, 2012 until the maturity date of the loans on January 5, 2013. The Company is also required to maintain a cash flow coverage ratio (monthly EBITDA divided by monthly principal and interest payments) of 1:1 starting in February 2012.

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

Also on January 13, 2012, the Company entered into an agreement with Gavilon, LLC (Gavilon) that the Company will purchase from Gavilon all of the feedstock that is required to produce biodiesel during calendar year 2012 and that the Company will sell all of the biodiesel produced to Gavilon. This is an exclusive relationship where the Company has agreed not to purchase feedstock from any other supplier and not to produce biodiesel for any other customers during calendar year 2012. In exchange for this exclusive relationship, Gavilon has agreed to purchase a minimum amount of biodiesel from the Company during calendar year 2012 which equals approximately 50% to 70% of the Company's total production capacity, depending on which feedstock is used. In the event Gavilon does not purchase the minimum amount of biodiesel during any month, Gavilon has agreed to make a minimum cash payment. This agreement renews annually unless either Party provides the other Party with written notice of nonrenewal no less than 90 days prior to the end of the initial or then-current renewal period. Management anticipates that this agreement with Gavilon will allow the Company to operate profitably during the term of the agreement and to recommence making payments on our long-term loan with our primary lender and to remain in compliance with our loan covenants during our fiscal year 2012, although there can be no assurances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Iowa Renewable Energy, LLC (referred to in this report as "the Company," "we," "us," or "IRE") prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2012 and 2011. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

Overview

During our quarter ended June 30, 2012, we have been producing biodiesel pursuant to an agreement with Gavilon, LLC ("Gavilon"). Our agreement with Gavilon provides that we will purchase from Gavilon all of the feedstock that we require to produce biodiesel during calendar year 2012 and that we will sell all of the biodiesel we produce to Gavilon. This is an exclusive relationship where we have agreed not to produce biodiesel for any other customers during calendar year 2012. In exchange for this exclusive relationship, Gavilon has agreed to purchase a minimum amount of biodiesel from us during calendar year 2012 which equals approximately 50% to 70% of our total production capacity, depending on the feedstock used. In the event Gavilon does not purchase the minimum amount of biodiesel from us during any month, Gavilon has agreed to make a minimum cash payment to us. Our agreement with Gavilon has allowed us to recommence making payments on our long-term loan with our primary lender. We are allowed to sell the co-products of the biodiesel production process outside of the Gavilon agreement which provides us with additional revenue.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our unaudited statement of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
Income Statement Data	Amount	%	Amount	%
Revenue	$25,701,996	100.00%	$15,663,102	100.00%
Cost of Sales	24,154,746	93.98%	15,560,543	99.35%
Gross Profit (Loss)	1,547,250	6.02%	102,559	0.65%
Operating Expenses	322,573	1.26%	226,744	1.45%
Operating Income (Loss)	1,224,677	4.76%	(124,185)	(0.79)%
Other Income	42,867	0.17%	148	—%
Interest Expense	(406,843)	(1.58)%	(641,091)	(4.09)%
Net Income (Loss)	$860,701	3.35%	$(765,128)	(4.88)%

Revenues

Our revenues from operations are primarily derived from biodiesel sales, glycerin sales and fatty acid and soapstock sales. All of our biodiesel sales are pursuant to our agreement with Gavilon which provides for a minimum amount of biodiesel production or a minimum cash payment by Gavilon. We also received revenue from federal and state biodiesel production incentives. The following table shows the sources of our revenues for the three months ended June 30, 2012 and 2011.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel sales	$24,642,595	95.88%	$11,802,026	75.35%
Co-product sales	920,475	3.58%	291,012	1.86%
Federal and state incentives	138,926	0.54%	1,261,824	8.06%
RIN Revenue	—	—%	2,305,973	14.72%
Other revenue	—	—%	2,267	0.01%
Total sales revenue	$25,701,996	100.00%	$15,663,102	100.00%

Our revenue increased significantly during the three months ended June 30, 2012 compared to the same period of 2011, primarily due to increased biodiesel and co-product sales. Throughout our third quarter of 2012, we were operating the biodiesel production facility and producing biodiesel and co-products. During the comparable period of 2011, we were just restarting operations at the biodiesel production facility and we were not operating at full capacity. We produced approximately 91% more biodiesel during our third quarter of 2012 compared to the same period of 2011. Management anticipates that we will continue to operate the biodiesel production facility for the remaining quarter of our 2012 fiscal year and the first quarter of our 2013 fiscal year. Further, management is in the process of securing another contract similar to the current Gavilon agreement for calendar year 2013. If we are able to secure such a contract, we anticipate being able to continue to operate the biodiesel production facility during our 2013 fiscal year.

We had significantly more incentive revenue during our third quarter of 2011 compared to the same period of 2012 due to the fact that the federal biodiesel blenders' credit was still in existence in 2011. We received only state based biodiesel incentive revenue during our third quarter of 2012 because the federal blenders' credit expired on December 31, 2011. We had revenue from RIN sales during our third quarter of 2011 related to biodiesel we purchased in the market in order to fulfill certain biodiesel sales contracts which could not be fulfilled in 2011. RINs are Renewable Identification Numbers (RINs) that are used to track production of renewable fuels under the federal Federal Renewable Fuels Standard ("RFS"). Certain fuel blenders purchase RINs in order to satisfy their renewable fuels use obligations under the RFS. We experienced delays in restarting operations during our 2011 fiscal year which delayed our ability to produce biodiesel to fulfill contracts we had in place during that time. Since we purchased these gallons of biodiesel in the market, we were able to separately sell the RINs which provided additional revenue during our third quarter of 2011.

During calendar year 2012, we agreed to only produce and sell biodiesel to Gavilon. Our agreements with Gavilon provide for a guaranteed minimum amount of production which equals approximately 50% to 70% of our production capacity depending on which types of feedstock we use. During our third quarter of 2012, we produced more biodiesel than the minimum guaranteed amount of production provided by our agreements with Gavilon. In the event Gavilon does not purchase sufficient biodiesel from us to meet this minimum level of production, Gavilon has agreed to make a minimum cash payment to us. As a result of the Gavilon agreements, we anticipate that we will be able to continue our operations and make payments on our MLIC loan throughout our 2012 fiscal year.

The biodiesel industry is benefited by the RFS. The RFS required the use of 800 million gallons of biodiesel in 2011 increasing to 1 billion gallons in 2012. Further, the RFS is reported to increase to 1.28 billion gallons in 2013, however, this increase in the RFS is still pending final approval. In addition to the specific requirement for use of biomass-based diesel under the RFS, biodiesel can be used to meet other categories of renewable fuels under the RFS, specifically advanced biofuels. This may lead to an additional 500 million gallons of biodiesel demand during 2012. Due to these biodiesel use requirements, management anticipates being able to continue to operate the biodiesel production facility for the rest of 2012 and beyond, provided these biodiesel use requirements remain in effect.

Cost of Sales

Our cost of sales for our quarter ended June 30, 2012 was significantly higher than during the comparable period of 2011 because we were producing more biodiesel during 2012. Our primary cost of producing biodiesel is feedstock, which we purchase from Gavilon pursuant to our exclusive agreements discussed above. We did not have any derivative instruments in place for either our quarter ended June 30, 2012 or September 30, 2011. Therefore, we had no gains or losses during either period related to derivative instruments.

Operating Expenses

Our operating expenses were higher for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to increased office staff that we hired at the end of our 2011 fiscal year in order to manage our operations. We anticipate that our operating expenses will remain relatively stable during the remaining quarters of our 2012 fiscal year as we anticipate continuing to operate the biodiesel plant and have hired all the additional staff necessary to continue our operations.

Other Income (Expenses)

We had interest expense for the three months ended June 30, 2012 of $406,843, compared to $641,091 of interest expense for the three months ended June 30, 2011. The decrease in interest expense during the 2012 period was primarily the result of lower interest rates on our credit facilities along with having less funds outstanding on our loans. We had no amount outstanding on our line of credit during the 2012 period which resulted in significantly less interest expense.

Results of Operations for the Nine Months Ended June 30, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2012 and June 30, 2011:

	Nine Months Ended		Nine Months Ended
	June 30, 2012		June 30, 2011
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$79,369,801	100.00%	$15,791,904	100.00%
Cost of Sales	75,541,906	95.18%	17,610,531	111.52%
Gross Income (Loss)	3,827,895	4.82%	(1,818,627)	(11.52)%
Operating Expenses	1,044,883	1.32%	514,761	3.26%
Operating Income (Loss)	2,783,012	3.51%	(2,333,388)	(14.78)%
Other Income	88,560	0.11%	96,808	0.61%
Interest Expense	(1,499,320)	(1.89)%	(1,823,180)	(11.55)%
Net Income (Loss)	$1,372,252	1.73%	$(4,059,760)	(25.71)%

Revenues

The following table shows the sources of our revenue for the nine months ended June 30, 2012 and June 30, 2011.

	Nine Months Ended		Nine Months Ended
	June 30, 2012		June 30, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel sales	$75,601,288	95.25%	$11,860,240	75.10%
Co-product sales	1,982,175	2.50%	361,600	2.29%
Federal and state incentives	1,783,600	2.25%	1,261,824	7.99%
RIN Revenue	—	—%	2,305,973	14.60%
Other revenue	2,138	—%	2,267	0.01%
Total sales revenue	$79,369,201	100.00%	$15,791,904	100.00%

Revenues from operations for the nine months ended June 30, 2012 totaled $79,369,801 compared to $15,791,904 for the same period in 2011. The increase in revenue from period to period is primarily due to the fact that we have been operating the biodiesel plant during all three quarters of our 2012 fiscal year and we only had approximately one quarter of operations during our 2011 fiscal year. Further, we had more federal and state incentive revenue during the 2012 period due to our increased biodiesel production, somewhat offset by the loss of the federal blenders' credit on December 31, 2011. Since the biodiesel blenders' credit expired at the end of our first fiscal quarter of 2012, most of our incentive revenue related to biodiesel production occurred during our first quarter. Going forward, we anticipate that we will have less incentive revenue since we will only be receiving state biodiesel production incentives which are significantly less than the now expired federal blenders' credit.

Cost of Sales

Our cost of sales was significantly higher for the nine months ended June 30, 2012 compared to the same nine month period of 2011 due to increased raw material costs. Our total raw material costs were higher due to the fact that we were operating the biodiesel plant during the entire nine months ended June 30, 2012 and we only had operations for approximately one quarter during the comparable period of 2011.

Operating Expense

Our operating expenses were higher for the nine months ended June 30, 2012 compared to the same period of 2011 due to the fact that we were operating the biodiesel plant during the 2012 period and we hired additional office staff at the end of our 2011 fiscal year in order to manage the operation of the biodiesel plant. We expect that going forward our operating expenses will remain fairly consistent as we seek to minimize unnecessary expenses.

Interest Expense

Interest expense decreased to $1,499,320 for the nine months ended June 30, 2012 compared to $1,823,180 during the same period in 2011. Our interest expense decreased due to having less amounts outstanding on our loans and lower interest rates during the 2012 period compared the 2011 period. This decrease was primarily due to having significantly less borrowing on our line of credit during the 2012 period which resulted in less interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2012

The following table highlights the changes in our financial condition for the nine month period ended June 30, 2012:

	June 30, 2012	September 30, 2011
Current Assets	$5,758,769	$11,151,527
Total Assets	34,607,764	41,915,398
Current Liabilities	30,154,815	14,296,932
Members' Equity	4,452,949	3,080,697

Assets

Our current assets were lower at June 30, 2012 compared to September 30, 2011 primarily related to the fact that we no longer have any amounts in a restricted cash account with our lender and we had less accounts receivable at June 30, 2012 compared to September 30, 2011 due to our relationship with Gavilon which provides for quicker payment than in previous biodiesel sales agreements. We also had less inventory at June 30, 2012 compared to September 30, 2011 due to timing issues related to the Gavilon agreement. Our property and equipment was lower at June 30, 2012 compared to September 30, 2011 because of depreciation.

Liabilities

Our current liabilities were higher at June 30, 2012 compared to September 30, 2011 due to the fact that our term loan with MLIC is considered a current liability because it matures in January 2013. However, we had no amount outstanding on our revolving line of credit as of June 30, 2012 compared to approximately $6 million outstanding as of September 30, 2011. Our long-term debt was lower at June 30, 2012 compared to September 30, 2011 due to the fact that our term loan with MLIC was included as a current liability as of June 30, 2012 and due to payments we have been making on our long-term debt. We have paid more than $3.4 million in long-term debt during our 2012 fiscal year.

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

Cash Flow from Operating Activities

Our operating activities provided us approximately $8,686,000 in cash for the nine month period ended June 30, 2012. During the comparable period of 2011, our operating activities used approximately $6,521,000 in cash. The primary difference between the two periods was that we were operating during the entire period of 2012 and therefore we had positive net income along with positive changes in our accounts receivable and inventory which impacted our cash flow.

Cash Flow from Investing Activities

Net cash flow provided by investing activities for the nine month period ended June 30, 2012 totaled approximately $907,000, which was primarily related to decreases in our restricted cash account. During the comparable period of 2011, we received less cash from our restricted cash account which resulted in less cash being generated by our investing activities during the 2011 period.

Cash Flow from Financing Activities

Our financing activities used a significant amount of cash during the nine month period ended June 30, 2012 due to payments we made on our term loan and revolving lines of credit. During the nine month period ended June 30, 2011, our financing activities provided cash due to funds we received from our line of credit.

Short-Term and Long-Term Debt Sources

On January 11, 2012, we entered into a amended credit agreement with MLIC which extended the maturity date of our term loan to January 5, 2013. Our amended and extended credit agreement with MLIC provided for new financial covenants which management believes we will satisfy for the rest of our 2012 fiscal year. In addition to the MLIC loan, we executed a new $1 million line of credit with Washington State Bank and Federation Bank and we repaid the $6 million MLIC revolving line of credit.

The term loan was used to finance the construction and start-up operations of our biodiesel plant. Currently, the maturity date of the term loan is January 5, 2013. Interest accrues pursuant to the term loan at a variable rate of 6% above the one month London Interbank Offered Rate (LIBOR). We were required to commence making monthly principal and interest payments of $350,000 on the term loan starting in February 2012 and continuing until maturity. The term loan will also be subject to an additional principal payment based on our earnings before taxes, depreciation and amortization in excess of $300,000 per month. As of June 30, 2012, the outstanding balance of the term loan was approximately $23.8 million and the term loan accrued interest at a rate of 6.25% per year.

Until January 2012, we had a $6 million revolving line of credit loan. This revolving line of credit was used to finance raw material purchases. Interest accrued on the revolving line of credit at a variable rate of 12% above the one month LIBOR. This line of credit was repaid in early January 2012. As a result, as of June 30, 2012, we had no amount outstanding on this $6 million line of credit.

On January 11, 2012, we entered into a new $1 million revolving line of credit. The maturity date of the $1 million revolving line of credit is January 5, 2013. Interest accrues on the line of credit at a fixed rate of 6% per year. As of June 30, 2012, we had no amount outstanding and $1 million available to be drawn on this revolving line of credit.

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

Management attributes our previous inability to satisfy our financial covenants and ratios with unfavorable operating conditions in the biodiesel industry. Due to our restructured credit agreements with MLIC, we have new financial ratios and covenants that we must satisfy. Starting on January 11, 2012, we are required to maintain tangible net worth of at least $2 million through June 30, 2012 and at least $2.25 million from July 1, 2012 until the maturity date of the loans on January 5, 2013. We are also required to maintain a cash flow coverage ratio, as defined in our restructured credit agreement, on a monthly basis of 1.00 to 1.00 starting in February 2012. Management anticipates that we will be in compliance with our financial covenants for the rest of our 2012 fiscal year as a result of our restructured credit agreements and our agreement with Gavilon, although there can be no assurances. As of June 30, 2012, we were in compliance with all of our loan covenants.

Grants and Government Programs

We entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development's Value Added Program. One hundred thousand dollars of the loan is forgivable (and has been forgiven). We requested and were granted a six-month waiver on payments pursuant to this loan which began in January 2011. In order to receive this waiver, we agreed to pay interest at an annual rate of 6.0% on the outstanding balance of the loan. We repaid this loan prior to our quarter end on June 30, 2012.

On May 14, 2007, we entered into a Railroad Revolving Loan and Grant Program Agreement with the Iowa Department of Transportation for an amount of up to $168,000 (or 13.3% of the cost for the railroad project, whichever is less) and a loan amount of up to $132,000 (or 10.5% of the cost for the railroad project, whichever is less).  Interest on the loan amount accrues at a rate of 3.67% per year for five (5) years. We made our first payment under this loan in December 2008.  The balance at June 30, 2012 was $196,354.

Distribution to Unit Holders

As of June 30, 2012, the board of directors of the Company had not declared or paid any distributions.

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

Recently, the biodiesel blenders' credit expired at the end of 2011. Recently, the Senate Finance Committee passed legislation regarding a possible extension of the biodiesel blenders' credit making it retroactive to the end of 2011 and extending it through 2013. It is uncertain if this legislation will pass. However, due to certain biodiesel use requirements in RFS2 and state requirements, along with the fact that the value of RINs generated by biodiesel production has offset the difference between the market price of biodiesel and the market prices of petroleum based diesel, management anticipates continued demand for biodiesel. In 2012, RFS2 requires the use of 1 billion gallons of biomass-based diesel, which primarily will be satisfied using biodiesel. Further, for 2013 the biodiesel use requirement under RFS2 will increase to 1.28 billion gallons. Our projections are based upon the anticipated demand that will be created by RFS2 along with our agreement with Gavilon. RFS2 requires that the biomass-based diesel requirement of the RFS2 will not be less than 1.0 billion per year through 2022. After 2022, future rulemaking by the EPA will set the minimum levels of biodiesel. Further, biodiesel is an advanced biofuel by designation and the minimum requirement under RFS2 by 2022 of advanced biofuel is 21.0 billion gallons per year. Biodiesel can be used to meet that obligation. As a result of the plant being able to utilize multiple feedstock sources, we believe that we are positioned nicely on the supply curve and will be one of the earlier plants to meet capacity requirements when the market opens. If we fail to see these economic improvements and feedstock prices continue to display intense volatility that are not recoverable in the pricing structure, then there could be significant adjustments to our projections which could lead to a future impairment charge.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to include this information due to its status as a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during our third quarter of 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101
The following financial information from Iowa Renewable Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (iii) Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) the Notes to Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWA RENEWABLE ENERGY, LLC

Date:	August 10, 2012	/s/ Larry Rippey
Larry Rippey
Chairman and President
(Principal Executive Officer)

Date:	August 10, 2012	/s/ Ronald Lutovsky, Jr.
Ronald Lutovsky, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)